Form 10-Q
period 2000-01-02
VIRATA CORP
filed 2000-02-15
CIK 1094371

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 ------------

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended January 2, 2000.

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from          to             .

                        Commission File Number: 0-28157

                                _______________

                              Virata Corporation
            (Exact name of Registrant as specified in its charter)

                                _______________


                 Delaware                          77-0521696
      (State or other jurisdiction of     (IRS Employer Identification No.)
       incorporation or organization)

 2933 Bunker Hill Lane, Santa Clara, California        95054
    (Address of principal executive offices)         (zip code)


      Registrant's telephone number, including area code: (408) 566-1000

                                _______________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes [X]   No [_]

As of February 10, 2000, there were 22,666,339 shares of the Registrant's Common Stock outstanding, par value $0.001.

                              VIRATA CORPORATION

                               TABLE OF CONTENTS


                                                                                                Page
                                                                                                Number
                                                                                                -----
PART I.       Financial Information
              ---------------------
   Item 1     Condensed Consolidated Financial Statements (unaudited)                             3

              Condensed Consolidated Balance Sheet as of January 2, 2000 and March 31, 1999       3

              Condensed Consolidated Statement of Operations for the three and                    4
              nine month periods ended January 2, 2000 and December 31, 1998

              Condensed Consolidated Statement of Cash Flows for the nine month periods ended     5
              January 2, 2000 and December 31, 1998

              Notes to Condensed Consolidated Financial Statements                                6

   Item 2     Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                               9

   Item 3     Quantitative and Qualitative Disclosure about Market Risk                          24

PART II.      Other Information
              -----------------

   Item 1     Legal Proceedings                                                                  25

   Item 2     Changes in Securities and Use of Proceeds                                          25

   Item 3     Defaults Upon Senior Securities                                                    25

   Item 4     Submission of Matters to a Vote of Security Holders                                25

   Item 5     Other Information                                                                  26

   Item 6     Exhibits and Reports on Form 8-K                                                   26

Signatures                                                                                       27

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1 - Condensed Consolidated Financial Statements.


                              VIRATA CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                (in thousands)

                                                                                    January 2,             March 31,
                                                                                      2000                  1999
                                                                                   ------------           ------------
                                                                                   (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                      $  81,055              $   8,616
     Short-term investments                                                                --                  1,001
     Accounts receivable, net                                                           2,233                  2,267
     Inventories                                                                        1,374                    264
     Other current assets                                                               1,995                  1,232
                                                                                    ---------              ---------
          Total current assets                                                         86,657                 13,380

Property and equipment, net                                                             2,862                  2,479
Intangible assets                                                                       2,768                  3,328
                                                                                    ---------              ---------
          Total assets                                                              $  92,287              $  19,187
                                                                                    =========              =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                               $   2,895              $   2,112
     Accrued liabilities                                                                2,493                  1,887
     Deferred revenue                                                                     575                    489
     Capital lease obligation, current                                                    946                    850
                                                                                    ---------              ---------
          Total current liabilities                                                     6,909                  5,338

Capital lease obligation, long-term                                                     1,386                  1,130
                                                                                    ---------              ---------
          Total liabilities                                                             8,295                  6,468

Stockholders' equity:
     Convertible preferred stock                                                           --                    801
     Common stock                                                                          20                    211
     Additional paid-in capital                                                       145,463                 62,964
     Accumulated other comprehensive income                                               932                    871
     Unearned stock compensation                                                         (888)                (1,500)
     Accumulated deficit                                                              (61,535)               (50,628)
                                                                                    ---------              ---------
          Total stockholders' equity                                                   83,992                 12,719
                                                                                    ---------              ---------
          Total liabilities and stockholders' equity                                $  92,287              $  19,187
                                                                                    =========              =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              VIRATA CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               (in thousands, except per share data, unaudited)

                                                             Three Months Ended                         Nine Months Ended
                                                      January 2,           December 31,         January 2,          December 31,
                                                        2000                  1998                2000                 1998
                                                      ---------             --------           ----------             --------
Revenues:
 Semiconductor                                         $  2,430              $   425            $   5,923             $  2,122
 License                                                    994                  175                1,522                1,184
 Services and royalty                                       307                  700                1,115                1,775
 Systems                                                    338                  417                1,186                1,757
                                                       --------              -------            ---------             --------
  Total revenues                                          4,069                1,717                9,746                6,838
                                                       --------              -------            ---------             --------
Cost of revenues:
 Semiconductor                                            1,659                  246                3,600                1,579
 License                                                     --                   --                   --                   --
 Services and royalty                                       146                  138                  484                  367
 Systems                                                    115                  374                  606                1,075
                                                       --------              -------            ---------             --------
  Total cost of revenues                                  1,920                  758                4,690                3,021
                                                       --------              -------            ---------             --------
 Gross profit                                             2,149                  959                5,056                3,817
                                                       --------              -------            ---------             --------
Operating expenses:
 Research and development                                 3,045                2,553                8,175                6,139
 Selling and marketing                                    1,192                  710                3,088                2,091
 General and administrative                               1,477                  965                3,780                4,064
 Amortization of intangible assets                          183                  206                  553                  343
 Amortization of stock compensation                         206                  363                  711                1,046
 Acquired in-process research and development                --                   --                   --                5,260
                                                       --------              -------            ---------             --------
  Total operating expenses                                6,103                4,797               16,307               18,943
                                                       --------              -------            ---------             --------

Loss from operations                                     (3,954)              (3,838)             (11,251)             (15,126)
Interest expense                                            (74)                 (25)                (166)                (127)
Interest and other income (expense), net                    693                  673                  510                  368
                                                       --------              -------            ---------             --------
Net loss                                               $ (3,335)             $(3,190)           $ (10,907)            $(14,885)
                                                       ========              =======            =========             ========
Basic and diluted net loss per share                   $  (0.29)             $ (1.60)           $  (2.12)             $ (7.85)
                                                       ========              =======            =========             ========
Weighted average common shares - basic and
 diluted                                                 11,429                1,989                5,139                1,897
                                                       ========              =======            =========             ========
Pro forma basic and diluted net loss per share         $  (0.19)             $ (0.24)           $   (0.74)            $  (1.11)
                                                       ========              =======            =========             ========
Pro forma weighted average common shares -
 basic and diluted                                       17,419               13,521               14,824               13,429
                                                       ========              =======            =========             ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              VIRATA CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (in thousands, unaudited)

                                                                                      Nine Months Ended
                                                                                 January 2,        December 31,
                                                                                    2000               1998
                                                                                 ----------       -------------
Cash flows from operating activities:
Net loss                                                                         $  (10,907)          $(14,885)
Adjustments to reconcile net (loss) to net cash used in operating activities:
 Provision for doubtful accounts and returns                                            157              1,334
 Acquired in-process research and development expenses                                   --              5,260
   Depreciation and amortization                                                      1,709              1,185
 Amortization of stock compensation                                                     711              1,046
 Change in assets and liabilities (net of acquisition balances):
  Accounts receivable                                                                  (147)               293
  Inventories                                                                        (1,118)              (308)
  Other current assets                                                                 (809)               100
  Accounts payable                                                                      844               (354)
  Accrued liabilities                                                                   608             (1,030)
  Deferred revenue                                                                      106                 79
                                                                                 ----------           --------
     Net cash used in operating activities                                           (8,846)            (7,280)
                                                                                 ----------           --------

Cash flows from investing activities:
 Sale of short-term investments                                                       1,001                 --
 Purchase of short-term investments                                                      --             (1,000)
 Purchase of property and equipment, net                                               (602)              (859)
 Acquisitions, net of cash acquired                                                      --             (5,149)
                                                                                 ----------           --------
     Net cash provided by (used in) investing activities                                399             (7,008)
                                                                                 ----------           --------
Cash flows from financing activities:
 Proceeds from issuance of convertible preferred stock                                7,954             25,106
 Proceeds from issuance of common stock                                              73,432                  5
 Repayment of capital lease obligations                                                (652)              (253)
 Repayment of bank borrowings                                                            --               (417)
                                                                                 ----------           --------
     Net cash provided by financing activities                                       80,734             24,441
                                                                                 ----------           --------
Effect of exchange rate changes on cash                                                 152                578
                                                                                 ----------           --------
Net increase in cash and cash equivalents                                            72,439             10,731

Cash and cash equivalents at the beginning of the period                              8,616                767
                                                                                 ----------           --------
Cash and cash equivalents at the end of the period                                $  81,055           $ 11,498
                                                                                 ==========           ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              VIRATA CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note 1--Basis of Presentation

Virata Corporation (the "Company") provides communication processors combined with integrated software modules to manufacturers of equipment utilizing digital subscriber line ("DSL") technologies.

The Company's predecessor, Virata Limited, was formed in 1993 as Advanced Telecommunications Modules Limited, a corporation organized in the United Kingdom, as a spin-off from Olivetti Research Laboratories. In February 1998, the predecessor company changed its name to Virata Limited. In July 1998, the predecessor company completed its acquisition of RSA Communications, Inc. ("RSA"), a corporation organized in North Carolina. RSA was subsequently renamed to Virata Raleigh Corporation. Effective October 3, 1999, the Company changed its fiscal year such that each quarter ends on the Sunday closest to the calendar quarter end. On October 12, 1999, Virata Limited issued 6,153,846 shares of series E convertible preferred stock at a purchase price of $1.30 per share in exchange for $8.0 million. In November 1999, the Company became the holding company of Virata Limited, pursuant to a reorganization effected as a share reconstruction under Section 425 of the United Kingdom Companies Act of 1985. The reorganization has been accounted for on a historical basis.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition as of January 2, 2000, the results of its operations for the three and nine months ended January 2, 2000 and December 31, 1998 and its cash flows for the nine months ended January 2, 2000 and December 31, 1998. These financial statements should be read in conjunction with the company's audited March 31, 1999 financial statements, including the notes thereto, and the other information set forth therein included in the Company's Registration Statement on Form S-1 (File No. 333-86591). Operating results for the three and nine month periods ended January 2, 2000 are not necessarily indicative of the operating results that may be expected for the year ending April 2, 2000.

On November 17, 1999, the Company completed its initial public offering of 5,750,000 shares of Common Stock (including the exercise of the underwriters' overallotment option) at $14.00 per share. Net proceeds to the Company were $73.4 million.

Note 2--Revenue Recognition

Revenues from the sale of both semiconductors and systems are recognized upon shipment to customers. Allowances are provided for estimated returns at the time of shipment. The Company recognizes software license revenue under Statement of Position ("SOP") 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. When contracts contain multiple elements and vendor-specific objective evidence exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the "Residual Method" prescribed by SOP 98-9. Software licenses are generally recognized as revenue upon shipment of the software product. In the event the Company grants customers the right to specified upgrades, license revenue is deferred until delivery of the specific upgrade. If vendor-specific objective evidence of fair value for the specified period does not exist, the entire license fee is deferred until the delivery of the specified upgrade. The Company recognizes revenues from maintenance and support services provided to licensees ratably over the term of the agreement, generally over one year, and recognizes revenues from design services provided to customers as the services are performed.

Note 3--Earnings Per Share

Net loss per share

The Company computes net loss per share in accordance with Statement of Financial Accounting Standards, ("SFAS") No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin ("SAB") No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic and diluted net loss per share is computed by dividing the net loss available to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The net loss per share for the three and nine months ended January 2, 2000 and December 31, 1998 have been computed using the weighted average number of shares of common stock outstanding, including the effect of the cancellation of all outstanding ordinary and convertible preference shares of Virata Limited and the issuance of shares of common stock of Virata Corporation in connection with the reorganization. The calculation of diluted net loss per share excludes potential shares of common stock if their effect is anti-dilutive. Potential common stock consists of shares of common stock issuable upon the exercise of stock options and warrants.

Pro forma net loss per share

Pro forma net loss per share for the three and nine months ended January 2, 2000 and December 31, 1998 have been computed using the weighted average number of shares of common stock outstanding, including the pro forma effects of: (i) the cancellation of all outstanding ordinary and convertible preference shares and all other securities which are convertible into ordinary or preference shares of Virata Limited, and (ii) the issuance of new ordinary shares of Virata Limited to Virata Corporation and the issuance of shares of common stock of Virata Corporation to the former shareholders of Virata Limited. The resulting pro forma adjustment includes an increase in the weighted average shares used to compute basic net loss per share for the three and nine months ended January 2, 2000 and December 31, 1998. The calculation of diluted net loss per share excludes potential shares of common stock as their effect would be anti-dilutive.

The following table is a reconciliation of the numerators and denominators of the basic and pro forma loss per share in thousands, except per share data:


                                                           Three Months Ended                         Nine Months Ended
                                                      January 2,         December 31,         January 2,          December 31,
                                                        2000                1998                 2000                1998
                                                     -----------         -----------          ------------        -----------
                                                                                  (unaudited)
Net loss used to compute net loss per common
share                                                $   (3,335)          $   (3,190)          $  (10,907)         $   (14,885)
                                                     ==========           ==========           ==========          ===========
Denominator used to compute basic and diluted
net loss per common share                                11,429                1,989                5,139                1,897

Weighted average effect of pro forma conversion
of preferred stock                                        5,990               11,532                9,685               11,532
                                                     ----------           ----------           ----------          -----------
Denominator used to compute pro forma net loss
per common share                                         17,419               13,521               14,824               13,429
                                                     ==========           ==========           ==========          ===========
Net loss per share - Basic and diluted               $    (0.29)          $    (1.60)          $    (2.12)         $     (7.85)
                                                     ==========           ==========           ==========          ===========
Net loss per share - Pro forma                       $    (0.19)          $    (0.24)          $    (0.74)         $     (1.11)
                                                     ==========           ==========           ==========          ===========

Note 4--Supplemental Cash Flow Information (in thousands)

                                                                                  Nine Months Ended
                                                                        -------------------------------------
                                                                         January 2,               December 31,
                                                                           2000                       1998
                                                                        -----------                -----------
                                                                                       (unaudited)
Supplemental noncash investing and financing activity:
 Issuance of preferred stock for convertible loan.............              $  --                     $2,712
 Issuance of stock and options in connection with acquisition.              $  --                     $2,912
 Unearned compensation in connection with issuance of stock                 $  --                     $   98
  options.....................................................
 Issuance of warrants in connection with financing............              $  --                     $  949

Note 5--Balance Sheet Components (in thousands)

                                                                January 2,  March 31,
                                                                  2000       1999
                                                                --------    -------
                                                                   (unaudited)
Accounts Receivable
 Gross................................................           $2,477     $5,009
 Allowance for doubtful accounts......................             (244)    (2,742)
                                                                 ------     -----
 Net..................................................           $2,233     $2,267
                                                                 ======     =====


Note 6 -- Comprehensive Loss (in thousands)

The components of comprehensive income, net of tax, are as follows:

                                                             Nine months ended              Nine months ended
                                                              January 2, 2000               December 31, 1998
                                                        ------------------------      ---------------------------
                                                                              (unaudited)
Net loss................................................        $  (10,907)                      $(14,885)
Other comprehensive income
 change in accumulated translation adjustments..........               (61)                          (203)
Total comprehensive income..............................         $ (10,968)                      $(15,088)

Note 7--Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. Virata will adopt SFAS No. 133 during its year ending March 31, 2002. To date, Virata has not engaged in derivative or hedging activities. Virata is unable to predict the impact of adopting SFAS No. 133 if it were to engage in derivative and hedging activities in the future.

Note 8--Subsequent Events

The Company completed its acquisition of D2 Technologies, Inc. on February 10, 2000. D2 Technologies, a leading supplier of telephony and voice over IP software, was privately-held and based in Santa Barbara, California. The Company's acquisition of D2 Technologies will be accounted for using the purchase method of accounting.

The total purchase price of $90 million, based on an agreed upon price per share of the Company's common stock of $36.00 at the time the merger agreement was executed, consisted of the issuance of 2,198,413 shares of the Company's common stock, 466,165 options to purchase the Company's common stock. The Company also incurred acquisition related expenses of approximately $4.3 million consisting primarily of commissions, legal and other professional fees.

The valuation of the acquired assets will be based on an independent appraisal. The valuation is expected to be completed prior to April 2, 2000.

The following unaudited pro forma financial information presents the consolidated results of the Company as if the acquisition had occurred at the beginning of each period, excluding adjustments for amortization of goodwill. This pro forma financial information is not intended to be indicative of future results. Unaudited pro forma consolidated results of operations are as follows (in thousands, except per share data):

                                              Nine months ended              Nine months ended
                                               January 2, 2000               December 31, 1998
                                         ------------------------      ---------------------------
                                                               (unaudited)
Revenues.................................         $  12,096                       $   8,654
Net loss.................................           (10,510)                        (16,878)
Basic and diluted net loss per share.....             (1.43)                          (4.12)


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Our predecessor, Virata Limited was incorporated in March 1993 in Cambridge, England, as a spin-out from the Olivetti Research Laboratories (now AT&T Laboratories). Until 1995, we were a development-stage company focused primarily on product development. From our first production revenue shipment in April 1995 through March 1996, we focused on developing and delivering ATM-based, board-level systems primarily for local area network applications. In mid-1996, we began licensing our software suite and selling our semiconductors to developers of broadband access products. In September 1997, we ceased development of our systems products and focused exclusively on expanding our software offering and developing additional semiconductors for the broadband marketplace with a focus on the digital subscriber line, or DSL market.

In February 1998, the predecessor company changed its name to Virata Limited. In July 1998, the predecessor company completed its acquisition of RSA Communications, Inc. ("RSA"), a corporation organized in North Carolina. RSA was subsequently renamed to Virata Raleigh Corporation. Effective October 3, 1999, the Company changed its fiscal year such that each quarter ends on the Sunday closest to the calendar quarter end. In November 1999, the Company became the holding company of Virata Limited, pursuant to a reorganization effected as a share reconstruction under Section 425 of the United Kingdom Companies Act of 1985.

We generate revenues from sales of semiconductors, systems-level products, software licenses, maintenance, royalties and related design services. Semiconductor revenues have come from two sources, our Proton family of application specific integrated circuit ("ASIC") products and our ATOM family of application specific standard parts ("ASSP"). An original equipment manufacturer, or OEM, licenses our software, which permits them to purchase our semiconductors for use in their products. We support our licensee customers through the sale of maintenance contracts and design services. Since September 1997, we have sold our systems-level products primarily to one customer, and we expect sales of these products to decline. We sell our products through a direct sales force, which we believe most effectively allows us to serve our customers. We also utilize sales representatives in Korea and Taiwan.

Our revenues to date have been concentrated with a small number of customers. We expect this concentration to continue. For the fiscal year ended March 31, 1999, two customers accounted for 22.6% and 15.7%, respectively, of our total revenues. For the nine months ended December 31, 1998, three customers accounted for 22.1%, 15.9% and 12.1%, respectively, of our total revenues. For the nine months ended January 2, 2000, four customers accounted for 35.2%, 9.5%, 9.4% and 9.2%, respectively, of our total revenues.

International revenues accounted for 40.3% of our total revenues for the fiscal year ended March 31, 1999, 53.5% of our total revenues for the nine months ended December 31, 1998 and 43.1% of our total revenues for the nine months ended January 2, 2000. International revenues are denominated solely in U.S. dollars, which reduces our exposure to fluctuations in revenues attributable to changes in foreign currency exchange rates. However, we experience risks inherent in international business. These risks include extended collection time for receivables, reduced ability to enforce contractual obligations and reduced protection of our intellectual property. Our material costs are denominated in U.S. dollars and our operating expenses are split between U.S. dollars and British pounds sterling.

Our limited operating history in the DSL market makes it difficult to forecast our future operating results accurately. To date, we have not achieved profitability in any quarterly or annual period, and as of January 2, 2000, we had an accumulated deficit of $61.5 million. Although our total revenues have grown in recent quarters, we cannot be certain that our total revenues will increase at a rate sufficient to achieve and maintain profitability.

Forward-looking Statements

This Report contains forward-looking statements, which reflect the Company's current views with respect to future events, which may impact the Company's results of operations and financials condition. In this Report, the words "anticipates", "believes", "expects", "intends", "future" and similar expressions identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties and other factors, including without limitation those set forth below under the caption "Factors Which May Affect Future Results," which could cause actual future results to differ materially from historical results or those described in the forward-looking statements. The forward-looking statements contained in this Report should be considered in light of these and other factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Results of Operations

Three Months Ended December 31, 1998 and January 2, 2000

Total Revenues

Total revenues increased 137.0% from $1.7 million for the three months ended December 31, 1998 to $4.1 million for the three months ended January 2, 2000. Semiconductor and license revenues increased substantially while services and royalty, and systems revenues decreased.

Semiconductor revenues increased 471.8% from $425,000 for the three months ended December 31, 1998 to $2.4 million for the three months ended January 2, 2000. The increase in semiconductor revenues, from 24.8% of total revenues for the three months ended December 31, 1998 to 59.7% of total revenues for the three months ended January 2, 2000, was due primarily to a substantial increase in shipments of semiconductors to four customers. Sales to these customers totaled $1.7 million in the three months ended January 2, 2000.

License revenues increased 468.0% from $175,000 for the three months ended December 31, 1998 to $1.0 million for the three months ended January 2, 2000. The increase in license revenues, from 10.2% of total revenues for the three months ended December 31, 1998 to 24.4% of total revenues for the three months ended January 2, 2000, was due primarily to an increase in the number of licensees.

Services and royalty revenues decreased 56.1% from $700,000 for the three months ended December 31, 1998 to $307,000 for the three months ended January 2, 2000. The decrease in services and royalty revenues, from 40.8% of total revenues for the three months ended December 31, 1998 to 7.5% of total revenues for the three months ended January 2, 2000, was due primarily to a decrease in revenues contributed by analog modem consulting engineering agreements.

Systems revenues decreased 18.9% from $417,000 for the three months ended December 31, 1998 to $338,000 for the three months ended January 2, 2000. The decrease in systems revenues, from 24.3% of total revenues for the three months ended December 31, 1998 to 8.3% of total revenues for the three months ended January 2, 2000, was the result of our decision in September 1997 to focus our efforts on semiconductor sales.

Cost of Revenues and Gross Margin

Total cost of revenues consists primarily of costs paid to foundry vendors to manufacture our semiconductors, costs attributable to design services and software maintenance and operations expense.

The increase in total cost of revenues, from $758,000 or 44.1% of total revenues for the three months ended December 31, 1998 to $1.9 million 47.2% of total revenues for the three months ended January 2, 2000, was primarily due to the increase in cost associated with higher semiconductor unit sales.

Semiconductor gross margin decreased from 42.1% for the three months ended December 31, 1998 to 31.7% for the three months ended January 2, 2000, primarily due to product mix and an increase in sales volume discounts during the three months ended January 2, 2000.

There are no costs of revenues associated with our software license revenues. As noted above, license revenues increased 468.0% for the three months ended January 2, 2000 as compared to the three months ended December 31, 1998. The revenue increase positively impacted our total gross margin.

Services and royalty gross margin decreased from 80.3% for the three months ended December 31, 1998 to 52.4% for the three months ended January 2, 2000, primarily due to the result of costs incurred for design services.

Systems products gross margin increased from 10.3% for the three months ended December 31, 1998 to 66.0% for the three months ended January 2, 2000, due primarily to a change in customer mix.

Research and Development Expenses

Research and development expenses consist primarily of engineering staffing costs and technology license fees. Research and development expenses increased 19.3% from $2.6 million for the three months ended December 31, 1998 to $3.0 million for the three months ended January 2, 2000. The increase was primarily due to the addition of research and development personnel as a result of accelerated new product development. In comparison to the previous period, the number of new products under development increased substantially. We expect research and development expenses to increase in absolute dollar amounts in future periods as we further expand our research and development organization and acquire additional intellectual property for inclusion in semiconductor device designs.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of employee salaries, sales commissions, travel and related costs, promotional materials and trade show expenses. Sales and marketing expenses increased 67.9% from $710,000 for the three months ended December 31, 1998 to $1.2 million for the three months ended January 2, 2000. The increase was primarily due to the addition of sales and marketing personnel and increased sales commissions associated with higher revenues. We expect sales and marketing expenses to increase in absolute dollar amounts in future periods as sales and marketing activities increase.

General and Administrative Expenses

General and administrative expenses consist primarily of employee salaries and costs associated with legal, accounting and other professional service fees as well as general corporate expenses. General and administrative expenses increased 53.1% from $1.0 million for the three months ended December 31, 1998 to $1.5 million for the three months ended January 2, 2000. The increase was primarily due to increased staff. We expect general and administrative expenses to increase in absolute dollar amounts as we further invest in infrastructure and incur additional expenses related to the anticipated growth of our business and operation as a publicly held company.

Amortization of Intangible Assets

Amortization of intangible assets is related to the intangible assets acquired in the acquisition of RSA, which occurred in July 1998. Amortization of intangible assets expense decreased 11.2% from $206,000 for the three months ended December 31, 1998 to $183,000 for the three months ended January 2, 2000. We are amortizing the intangible assets on a straight-line basis over 60 months beginning in the quarter ended September 30, 1998.

Amortization of Stock Compensation

Through January 2, 2000, we recorded a total of $3.4 million of unearned stock compensation. We recognized amortization of stock compensation of $363,000 for the three months ended December 31, 1998 and $206,000 for the three months ended January 2, 2000. We are amortizing the unearned stock compensation over 48 months.

Interest Expense

Interest expense resulted primarily from interest expense related to obligations under capital leases and our revolving credit facility. Interest expense increased from $25,000 for the three months ended December 31, 1998 to $74,000 for the three months ended January 2, 2000.

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net consists primarily of interest earned on cash and cash equivalents, short-term investments and foreign currency translation adjustments. Interest income and other income (expense), net increased from $673,000 for the three months ended December 31, 1998 to $693,000 for the three months ended January 2, 2000. The increase in interest income and other income (expense), net was primarily due to higher average cash balances in the three months ended January 2, 2000.

Income Taxes

Since inception, we have incurred net losses for federal and state tax purposes and have not recognized any tax provision or benefit.

Nine Months Ended December 31, 1998 and January 2, 2000

Total Revenues

Total revenues increased 42.5% from $6.8 million for the nine months ended December 31, 1998 to $9.7 million for the nine months ended January 2, 2000.

Semiconductor revenues increased 179.1% from $2.1 million for the nine months ended December 31, 1998 to $5.9 million for the nine months ended January 2, 2000. The increase in semiconductor revenues, from 31.0% of total revenues for the nine months ended December 31, 1998 to 60.8% of total revenues for the nine months ended January 2, 2000, was due primarily to a substantial increase in shipments of semiconductors to four customers. Sales to these customers totaled $5.2 million in the nine months ended January 2, 2000.

License revenues increased 28.5% from $1.2 million for the nine months ended December 31, 1998 to $1.5 million for the nine months ended January 2, 2000. As a percentage of total revenue, license revenues decreased from 17.3% of total revenues for the nine months ended December 31, 1998 to 15.6% of total revenues for the nine months ended January 2, 2000. The increase in license revenues was due primarily to an increase in the number of licensees, offset by a substantial decrease in the average selling price for software licenses.

Services and royalty revenues decreased 37.2% from $1.8 million for the nine months ended December 31, 1998 to $1.1 million for the nine months ended January 2, 2000. The decrease in services and royalty revenues, from 26.0% of total revenues for the nine months ended December 31, 1998 to 11.4% of total revenues for the nine months ended January 2, 2000, was due primarily to the reduction in royalty revenues from two customers.

Systems revenues decreased 32.5% from $1.8 million for the nine months ended December 31, 1998 to $1.2 million for the nine months ended January 2, 2000. The decrease in systems revenues, from 25.7% of total revenues for the nine months ended December 31, 1998 to 12.2% of total revenues for the nine months ended January 2, 2000, was the result of our decision in September 1997 to focus our efforts on semiconductor sales.

Cost of Revenues and Gross Margin

Total cost of revenues consists primarily of costs paid to foundry vendors to manufacture our semiconductors, costs attributable to design services and software maintenance and operations expense. The increase in total cost of revenues, from $3.0 million or 44.2% of total revenues for the nine months ended December 31, 1998, to $4.7 million or 48.1% of total revenues for the nine months ended January 2, 2000, was primarily due to the increase in cost associated with higher semiconductor unit sales.

Semiconductor gross margin increased, from 25.6% for the nine months ended December 31, 1998 to 39.2% for the nine months ended January 2, 2000 primarily due to product mix and an increase in sales volume during the nine months ended January 2, 2000.

There are no costs of revenues associated with our software license revenues. As noted above, license revenues increased 28.5% for the nine months ended January 2, 2000 as compared to the nine months ended December 31, 1998. The revenue increase positively impacted our total gross margin.

Services and royalty gross margin decreased from 79.3% for the nine months ended December 31, 1998 to 56.6% for the nine months ended January 2, 2000, primarily due to costs incurred for design services and expenses associated with royalty revenues.

Systems products gross margin increased from 38.8% for the nine months ended December 31, 1998 to 48.9% for the nine months ended January 2, 2000, primarily due to a change in customer mix.

Research and Development Expenses

Research and development expenses consist primarily of engineering staffing costs and technology license fees. Research and development expenses increased 33.2% from $6.1 million for the nine months ended December 31, 1998 to $8.2 million for the nine months ended January 2, 2000. The increase was primarily due to the addition of research and development personnel, which grew from 72 to 93 engineers as a result of accelerated new product development. In comparison to the previous period, the number of new products under development increased substantially. We expect research and development expenses to increase in absolute dollar amounts in future periods as we further expand our research and development organization and acquire additional intellectual property for inclusion in semiconductor device designs.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of employee salaries, sales commissions, travel and related costs, promotional materials and trade show expenses. Sales and marketing expenses increased 47.7% from $2.1 million for the nine months ended December 31, 1998 to $3.1 million for the nine months ended January 2, 2000. The increase was primarily due to the addition of sales and marketing personnel and increased sales commissions associated with higher revenues. We expect sales and marketing expenses to increase in absolute dollar amounts in future periods as sales and marketing activities increase .

General and Administrative Expenses

General and administrative expenses consist primarily of employee salaries and costs associated with legal, accounting and other professional service fees, bad debt expense as well as general corporate expenses. General and administrative expenses decreased 7.0% from $4.1 million for the nine months ended December 31, 1998 to $3.8 million for the nine months ended January 2, 2000. The decrease was primarily due to a decrease in bad debt expense from $1.3 million for the nine months ended December 31, 1998 to $206,000 for the nine months ended January 2, 2000, offset by increased staff performing general and administrative tasks. We expect general and administrative expenses to increase in absolute dollar amounts as we further invest in infrastructure and incur additional expenses related to the anticipated growth of our business and operation as a publicly held company.

Amortization of Intangible Assets

Amortization of intangible assets is related to the intangible assets acquired in the acquisition of RSA Communications, which occurred in July 1998. Amortization of intangible assets increased 61.2% from $343,000, or 5.0% of total revenues, for the nine months ended December 31, 1998 to $553,000, or 5.6% of total revenues, for the nine months ended January 2, 2000. We are amortizing the intangible assets on a straight-line basis over 60 months beginning in the quarter ended September 30, 1998.

Amortization of Stock Compensation

Through January 2, 2000, we recorded a total of $3.4 million of unearned million stock compensation. We recognized amortization of stock compensation of $1.0 million for the nine months ended December 31, 1998 and $711,000 for the nine months ended January 2, 2000. We are amortizing the unearned stock compensation over 48 months.

Acquired In-process Research and Development Expense

Acquired in-process research and development expense is related to the acquisition of RSA Communications, which occurred in July 1998. Based on a valuation by an independent appraiser, $5.3 million of the $9.3 million purchase price was allocated to in-process research and development. For the nine months ended December 31, 1998 we recorded expenses of $5.3 million, or 76.9% of revenue. No expense was recorded for the nine months ended January 2, 2000.

Interest Expense

Interest expense resulted primarily from interest expense related to obligations under capital leases and our revolving credit facility. Interest expense increased from $127,000 for the nine months ended December 31, 1998 to $166,000 for the nine months ended January 2, 2000.

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net consists primarily of interest earned on cash and cash equivalents, short-term investments and foreign currency translation adjustments. Interest income and other income (expense), net increased from $368,000 for the nine months ended December 31, 1998 to $510,000 for the nine months ended January 2, 2000. The increase in interest income and other income (expense), net was primarily due to higher average cash balances in the nine months ended January 2, 2000.

Income Taxes

Since inception, we have incurred net losses for federal and state tax purposes and have not recognized any tax provision or benefit.

Liquidity and Capital Resources

We have financed our operations primarily through venture capital and corporate investments in our convertible preferred stock and our initial public offering of common stock in November 1999, which total approximately $142.0 million in aggregate net proceeds through January 2, 2000.

Our cash and cash equivalents increased $72.4 million to $81.1 million for the nine months ended January 2, 2000. The increase was primarily due to net proceeds of our initial public offering of $73.4 million and net proceeds from the sale of convertible preferred stock of $8.0.

Net cash used in operating activities for the nine months ended January 2, 2000 of $8.8 million was primarily due to net operating losses of $10.9 million, an increase in inventories and other current assets of $1.1 million and $809,000 respectively, partially offset by depreciation and amortization of $2.4 million and increases in accounts payable and accrued liabilities of $844,000 and $608,000, respectively.

Net cash provided by investing activities was $399,000 for the nine months ended January 2, 2000, which reflected net purchases of property and equipment of $602,000, offset by the sale of short-term investments of $1.0 million.

Net cash provided by financing activities was $80.7 million for the nine months ended January 2, 2000. Net cash provided by financing activities was attributable primarily due to proceeds from the issuance of common stock through our initial public offering of $73.4 million, issuance of convertible preferred stock of $8.0 million, offset by repayments on capital lease obligations of $652,000.

Our working capital at January 2, 2000 was approximately $79.7 million as compared to $8.0 million at March 31, 1999. The Company's current ratio increased to 12.5 to 1.0, as of January 2, 2000, from 2.5 to 1.0, as of March 31, 1999. The average days sales outstanding rate decreased to 49 days from 84 days in the third quarter of fiscal 2000 over the last quarter of fiscal 1999.

We have a loan and security agreement that provides for borrowings up to $3.0 million. The agreement bears interest at prime rate plus one-half percent, and all outstanding advances are due in August 2000. Borrowings are secured by our property, equipment, intellectual property, inventory and receivables and require that we comply with certain financial covenants including the maintenance of specific minimum ratios. As of January 2, 2000, we were in compliance with or had requested waivers for such financial covenants, and we had no outstanding debt under this agreement.

We plan to continue to invest in our infrastructure, including information systems, to gain efficiencies and meet the demands of our markets and customers. We believe our current cash, cash equivalents, and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months. Therefore, if cash generated from operations is insufficient to satisfy our long-term liquidity requirements, we may seek to sell additional equity or debt securities or to obtain an additional credit facility. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of any debt could impose restrictions on our operations. The sale of additional equity or debt securities could result in additional dilution to our stockholders, and additional financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results.

Year 2000 Compliance

The term ``Year 2000 issue'' is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the Year 2000 is approached and reached. To address the Year 2000 issue, we assembled a team that was responsible for evaluating our state of readiness in connection with the Year 2000 issue. The team evaluated and tested our internal computer systems and equipment, contacted significant suppliers and other critical business partners to assess their readiness plans, and developed contingency plans for key functions.

None of our semiconductor products, embedded software or systems-level products contain any date-related information or circuitry, nor do they have any functionality specific to time of day, week, month or year. The only exception to the preceding sentence is that we delivered ATM video storage system devices to less than 50 customers in 1995 and 1996 for use in experimental near-video-on-demand. We believe any Year 2000 problems arising in such devices would in any event cause only negligible loss of functionality to such devices. However, we cannot be certain of or control the use and application of our products in conjunction with third party software development or operating systems, and the failure of such third party products due to Year 2000 problems could harm our development or sales activities related to such third party products.

We have not experienced any material internal or supplier problems relating to the Year 2000 issue. The Company will continue to monitor the Year 2000 compliance of its operating systems and equipment. Accordingly, there can be no assurance that the Company and its suppliers, customers or other business partners will not experience any Year 2000 problems in the future.

Factors Which May Affect Future Results

     Risks Relating to Our Business

Because we have a limited operating history selling products to the digital subscriber line, or DSL, market, we cannot be sure that we can successfully implement our business strategy

We have not had a long history of selling our products to the DSL market or generating significant revenues and many of our products have only recently been introduced. Furthermore, we have limited historical financial data that can be used in evaluating our business and our prospects and in projecting future operating results. For example, we cannot forecast operating expenses based on our historical results because they are limited, and we are instead required to forecast expenses based in part on future revenue projections. Most of our expenses are fixed in the short term and we may not be able to quickly reduce spending if our revenue is lower than we had projected. Therefore net losses in a given quarter could be greater than expected. In addition, our ability to forecast accurately our quarterly revenue is limited, making it difficult to predict the quarter in which sales will occur.

You must consider our prospects in light of the risks, expenses and difficulties we might encounter because we are at an early stage of development in a new and rapidly evolving market. Many of these risks are described under the sub-headings below. We may not successfully address any or all of these risks and our business strategy may not be successful.

Because we expect to continue to incur net losses, the price of our stock may decline and we may not be able to implement our business strategy

We have not reported an operating profit for any fiscal year since our incorporation and experienced net losses of approximately $10.9 million, $17.2 million, $10.3 million, and $8.5 million for the nine months ended January 2, 2000 and the fiscal years ended March 31, 1999, 1998, and 1997, respectively. We expect to continue to incur net losses, and these losses may be substantial. Further, we expect to incur substantial negative cash flow in the future. Accordingly, our ability to continue to operate our business and implement our business strategy may be hampered and the value of our stock may decline.

Because we may not be able to achieve or sustain profitability or positive cash flow, the price of our stock may decline and we may not be able to implement our business strategy

Due to our continuing substantial capital expenditures and product development, sales, marketing and administrative expenses, we will need to generate significant revenues to achieve profitability and positive cash flow. We cannot be sure that we will be able to generate such revenues or achieve profitability or positive cash flow. Even if we do achieve profitability and positive cash flow, we may not be able to sustain or increase profitability or cash flow on a quarterly or annual basis. Our ability to generate future revenues will depend on a number of factors, many of which are beyond our control. These factors include:

*  the rate of market acceptance of high speed network access;
* the rate of market acceptance of our products and the demand for equipment that incorporates our products;
*  changes in industry standards governing DSL technologies;
*  the extent and timing of new customer transactions;
* personnel changes, particularly those involving engineering and technical personnel;
*  regulatory developments; and
*  general economic trends.

Due to these factors, we cannot forecast with any degree of accuracy what our revenues will be in future periods and we may not be able to achieve or sustain profitability or positive cash flow. Our ability to continue to operate our business and implement our business strategy may thus be hampered and the value of our stock may decline.

Because our operating results from quarter to quarter may fluctuate, the price of our stock may decline

Our revenues, expenses and operating results have fluctuated in the past and are likely to fluctuate significantly in the future on a quarterly and an annual basis due to a number of factors, many of which are outside our control. For example, our results of operations have been negatively affected by the following:

* the loss of or decrease in sales to a major customer or failure to complete significant transactions;
* the timing and size of semiconductor orders from, and shipments to, our existing and new customers;
* unexpected delays in introducing new or enhanced products, including manufacturing delays;
*  the volume and average cost of products manufactured; and
* the timing and size of expenses, including expenses of developing new products and product improvements.

Accordingly, our revenues, expenses and results of operations could vary significantly in the future, and you should not rely upon period-to-period comparisons as indications of future performance. Such fluctuations may make our stock unattractive to investors and result in a decline in the price of our stock.

Because our business is dependent upon the broad deployment of DSL services by telecommunications service providers, we may not be able to generate substantial sales of our products if such deployment does not occur

Our products are incorporated in equipment that is targeted at end-users of DSL technologies. Consequently, the success of our products may depend upon the decision by telecommunications service providers to broadly deploy DSL technologies and the timing of such deployment. If telecommunications service providers do not offer DSL services on a timely basis or if there are technical difficulties with the deployment of DSL services, sales of our products may decline, which would have a negative impact on our results of operations. Factors that may impact this deployment include:

* a prolonged approval process, including laboratory tests, technical trials, marketing trials, initial commercial deployment and full commercial deployment;
* the development of a viable business model for DSL services, including the capability to market, sell, install and maintain DSL services;
* cost constraints, such as installation costs and space and power requirements at the telecommunications service provider's central office;
*  evolving industry standards for DSL technologies; and
*  government regulation.

Because our products are components of other equipment, if equipment manufacturers do not incorporate our products in their equipment, we may not be able to generate sales of our products in volume quantities

Our products are not sold directly to the end-user, rather they are components of other products. As a result, we rely upon equipment manufacturers to design our products into their equipment. We further rely on this equipment to be successful. If equipment that incorporates our products is not accepted in the marketplace, we may not achieve sales of our products in volume quantities, which would have a negative impact on our results of operations.

Because the requirements of our customers frequently change, we may not be able to anticipate trends in the markets for our products, which could result in a decline in sales of our products

We must anticipate the price, performance and functionality requirements of equipment manufacturers who design DSL equipment. We must also successfully develop products that meet these requirements and make these products available on a timely basis and in sufficient quantities. If we do not anticipate trends in the DSL market and meet the requirements of manufacturers of DSL equipment, then we may be unable to generate substantial sales of our products, which would have a negative impact on our results of operations. While we have a strategy of licensing and partnering with as many key participants in our markets as possible, some equipment manufacturers will be more successful than others in developing and marketing their products that incorporate our semiconductor products and it is difficult for us to predict which of these customers will generate revenues for us. Our product sales are almost completely dependent upon the relative success of our customers in the marketplace for high-speed network access equipment.

Because we depend on third party foundries to manufacture, assemble and test our products, we may experience delays in receiving semiconductor devices

We do not own or operate a semiconductor fabrication facility, rather our semiconductor devices are generally sourced at different foundries. We intend to continue to rely on third-party foundries and other specialist suppliers for all of our manufacturing, assembly and testing requirements. However, these foundries are not obligated to supply products to us for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order that has been accepted by one of them. As a result, we cannot directly control semiconductor delivery schedules, which could lead to product shortages, quality assurance problems and increases in the costs of our products. In addition, we have occasionally experienced delays in receiving semiconductor devices from foundries due to foundry scheduling and process problems. To date, such delays have not had a material affect on our results of operations. However, we may experience delays in the future and we cannot be sure that we will be able to obtain semiconductors within the time frames and in the volumes required by us at an affordable cost or at all. Any disruption in the availability of semiconductors or any problems associated with the delivery, quality or cost of the fabrication assembly and testing of our products could significantly hinder our ability to deliver our products to our customers and may result in a decrease in sales of products. If the foundries we currently use are unable to provide us with semiconductors, we may be required to seek a new manufacturer of our semiconductors, and we cannot be certain that a new manufacturer of our semiconductors will be available. Furthermore, switching to a new manufacturer could require six months or more and would involve significant expense and disruption to our business.

Because we depend on third party foundries, if there is a shortage in worldwide foundry capacity, we may not be able to obtain sufficient manufacturing capacity to meet our requirements

From time to time there may be shortages in worldwide foundry capacity due to increases in semiconductor demand or other factors. In the event of such a shortage, we may not be able to obtain a sufficient allocation of foundry capacity to meet our product needs. In addition, such a shortage could lengthen our products' manufacturing cycle and cause a delay in the shipments of our products to our customers. This could ultimately lead to a loss of sales of our products and have a negative impact on our results of operations.

Because we may be required to enter into financial and other arrangements with foundries in order to secure foundry capacity, our earnings or the ownership of our stockholders may be diluted

Allocation of a foundry's manufacturing capacity may be influenced by a customer's size or the existence of a long-term agreement with the foundry. To address foundry capacity constraints, other semiconductor suppliers that rely on third-party foundries have utilized various arrangements, including equity investments in or loans to independent component manufacturers, in exchange for guaranteed production capacity, joint ventures to own and operate foundries, or ``take or pay'' contracts that commit a company to purchase specified quantities of components over extended periods. While we are not currently a party to any of these arrangements, we may decide to enter into such arrangements in the future. We cannot be sure, however, that these arrangements will be available to us on acceptable terms or at all. Any of these arrangements could require us to commit substantial capital. The need to commit substantial capital could require us to obtain additional debt or equity financing, which could result in dilution to our earnings or the ownership of our stockholders. We cannot be sure that this additional financing, if required, would be available when needed or, if available, could be obtained on terms acceptable to us.

Because the manufacture of our products is complex, the foundries on which we depend may not achieve the necessary yields or product reliability that our business requires

The manufacture of our products is a highly complex and precise process, requiring production in a highly controlled environment. Changes in the manufacturing processes or the inadvertent use of defective or contaminated materials by a foundry could adversely affect such a foundry's ability to achieve acceptable manufacturing yields and product reliability. If the foundries we currently use do not achieve the necessary yields or product reliability, our customer relationships could suffer. This could ultimately lead to a loss of sales of our products and have a negative impact on our results of operations.

Because we depend on a license from Advanced RISC Machines to manufacture certain of our planned ATOM products, the loss or inability to maintain the license could result in increased costs or delays in the manufacturing of our products

Our ATOM products feature embedded ARM RISC microprocessors and, accordingly, are required to be manufactured under a license from Advanced RISC Machines, or ARM, the owner of the intellectual property to the ARM RISC microprocessor. In the past, we were required to use foundries with an ARM license for the manufacture of our ATOM products. In June 1999, we obtained a per semiconductor design ARM license, which means that we are now able to select foundry suppliers that best meet our quality, delivery and cost objectives regardless of whether they have their own ARM license or not. With this greater flexibility, we are able to assume more of the manufacturing and quality control responsibilities, including contracting for wafer processing, assembly and testing from separate suppliers. If we lose or are unable to maintain the per semiconductor design license, we would be required to seek alternative fabrication facilities in our manufacturing of our ATOM products. Without the ARM license, the number of fabrication facilities we could use in our manufacturing would be substantially reduced to those fabrication facilities that themselves have been directly licensed by Advanced RISC Machines. Accordingly, the loss of, or our inability to maintain the ARM license may result in increased costs or delays in our ability to manufacture our products and could harm our results of operations. In addition, ARM is only required to indemnify us against intellectual property infringement claims up to a specified dollar amount.

Because our customer base is concentrated, the loss of one or more of our customers may result in a loss of a significant amount of our revenues

A relatively small number of customers account for a large percentage of our total revenues. We expect this trend to continue. Our business will be seriously harmed if we do not generate as much revenue as we expect from these customers, experience a loss of any of our significant customers or suffer a substantial reduction in orders from these customers. For the fiscal year ended March 31, 1999, two customers accounted for 22.6% and 15.7%, respectively, of our total revenues. For the nine months ended January 2, 2000, four customers accounted for 35.2%, 9.5%, 9.4% and 9.2%, respectively, of our total revenues. Our future success depends in significant part upon the decision of our customers to continue to purchase products from us. Furthermore, it is possible that equipment manufacturers may design and develop internally, or acquire, their own semiconductor technology, rather than continue to purchase semiconductors from third parties like us. If we are not successful in maintaining relationships with key customers and winning new customers, sales of our products may decline. In addition, because a significant portion of our business has been and is expected to continue to be derived from orders placed by a limited number of large customers, variations in the timing of these orders can cause significant fluctuations in our operating results.

Because manufacturers of DSL equipment may be reluctant to change their sources of components, if we do not achieve design wins with manufacturers of DSL equipment, we may be unable to secure sales from these customers in the future

Once a manufacturer of DSL equipment has designed a supplier's semiconductor into its products, the manufacturer may be reluctant to change its source of semiconductors due to the significant costs associated with qualifying a new supplier. Accordingly, our failure to achieve design wins with manufacturers of DSL equipment which have chosen a competitor's semiconductor could create barriers to future sales opportunities with these manufacturers.

Because our customers are not subject to binding agreements, we cannot be certain that we will sell any of our products

Achieving a design win with a customer does not create a binding commitment from that customer to purchase our products. Rather, a design win is solely an expression of interest by potential customers in purchasing our products and is not supported by binding commitments of any nature. Accordingly, a customer can choose at any time to discontinue using our products in their designs or product development efforts. Even if our products are chosen to be incorporated into a customer's products, we still may not realize significant revenues from that customer if their products are not commercially successful. Therefore, we cannot be sure that any design win will result in purchase orders for our products, or that these purchase orders will not be later canceled. Our inability to convert design wins into actual sales and any cancellation of a purchase order could have a negative impact on our financial condition and results of operations.

Because our customers may cancel orders, we may not be able to recoup expenses incurred in anticipation of sales of our products

We work closely with our customers to determine their future product needs and receive a rolling forecast for products. We have incurred and expect to continue to incur expenses based upon these sales forecasts. However, our customer purchase agreements generally contain no minimum purchase requirements and customers typically purchase our products pursuant to short-term purchase orders that may be canceled without charge if notice is given within an agreed-upon period. Therefore, we cannot be sure that the actual product revenues which we will receive will be commensurate with the level of expenses that we will incur based on forecasts we receive from our customers in any future period. As a result, cancellations, deferrals or reductions in pending purchase orders could have a negative impact on our financial condition and results of operations.

Because most of our revenues have been and will be derived from a limited number of products, we may not be able to generate sufficient revenues to sustain our business if any of these products fail to gain market acceptance

For the fiscal year ended March 31, 1999, approximately 21.6% and 10.7%, respectively, of our total revenues were generated from sales of our Hydrogen product and Proton family of products. For the nine months ended January 2, 2000, approximately 41.7%, 34.5% and 23.8%, respectively, of our semiconductor revenues were generated from sales of our Proton family and Hydrogen and Helium products. We expect that our Proton family will represent a diminishing proportion of our total revenues while a substantial portion of our total revenues will be derived from our Hydrogen, Helium and Lithium products in the foreseeable future. Therefore, broad market acceptance of the Hydrogen, Helium and Lithium products is critical to our success. We cannot be sure that our products will attain broad market acceptance. The failure of our products to achieve broad market acceptance could result in a decrease in our revenues, which would have a negative impact on our results of operations and financial condition.

Because our products typically have lengthy sales cycles, we may experience substantial delays between incurring expenses related to research and development and the generation of sales revenue and may not ultimately sell a large volume of our products

It usually takes more than one year, occasionally more than two years, for us to realize volume shipments of our semiconductor products after we first contact a customer. We first work with customers to achieve a design win, which may take six months or longer, at which time we sell a source code license. Our customers then complete the design, testing and evaluation of their systems and begin the marketing process, a period which typically lasts an additional three to six months or longer. As a result, a significant period of time may elapse between our sales efforts and our realization of revenues, if any, from volume purchasing of our products by our customers.

Because our products are complex, the detection of errors in our products may be delayed, and if we deliver products with defects, our credibility will be harmed, and the sales and market acceptance of our products may decrease

Our products are complex and may contain errors, defects and bugs when introduced. If we deliver products with errors, defects or bugs, our credibility and the market acceptance and sales of our products could be significantly harmed. Furthermore, the nature of our products may also delay the detection of any such error or defect. If our products contain errors, defects and bugs, then we may be required to expend significant capital and resources to alleviate these problems. This could result in the diversion of technical and other resources from our other development efforts. Any actual or perceived problems or delays may also adversely affect our ability to attract or retain customers.

Because defects in our products may give rise to product liability claims against us, we may be required to incur increased expenses and divert management resources away from our operations

The occurrence of any defects, errors or failures in our products could lead to product liability claims or lawsuits against us or against our customers. In addition, we have agreed to indemnify certain of our customers in certain limited circumstances against liability from defects in our products. A successful product liability claim could result in substantial cost and divert management's attention and resources, which would have a negative impact on our financial condition and results of operations. Although we have not experienced any product liability claims to date, the sale and support of our products entail the risk of these claims.

Because we sell a significant portion of our products in countries other than the US, we may be subject to political, economic and other conditions affecting such countries that could result in increased operating expenses and regulation of our products

One of our principal subsidiaries is incorporated under the laws of, and its principal offices are located in, the United Kingdom. In addition, international revenues accounted for 40.3% of our total revenues for the fiscal year ended March 31, 1999 and 43.1% of our total revenues for the nine months ended
January 2, 2000. We expect that sales to our international customers will continue to account for a significant portion of our total revenues for at least the next 12 months. Accordingly, we are subject to the political, economic and other conditions affecting countries or jurisdictions other than the United States, including Israel, Europe and Asia. Any interruption or curtailment of trade between the countries in which we operate and their present trading partners, change in exchange rates or a significant downturn in the political, economic or financial condition of these countries could cause demand for and revenue from our products to decrease, cause our costs of doing business to increase or subject us to increased regulation including future import and export restrictions.

Because we have expanded rapidly and future expansion may be required, we may lack the ability to manage this growth in our operations

We have rapidly and significantly expanded our operations, including the number of our employees, the geographic scope of our activities and our product offerings. We expect that further significant expansion will be required to address potential growth in our customer base and market opportunities. If we are unable to manage growth effectively, we may not be able to take advantage of market opportunities, develop or enhance our products or our technical capabilities, execute our business plan or otherwise respond to competitive pressures or unanticipated requirements. To successfully manage the anticipated growth of our operations, we believe we must effectively be able to:

* improve our existing and implement new operational, financial and management information controls, reporting systems and procedures;
*  hire, train and manage additional qualified personnel;
*  expand and upgrade our core technologies; and
* effectively manage multiple relationships with our customers, suppliers and other third parties.

We may engage in future acquisitions that could dilute our stockholders' equity and harm our business, results of operations and financial condition

Recently we completed the acquisition of D2 Technologies, Inc., a privately-held corporation based in Santa Barbara, California, a leading supplier of telephony and voice over IP software. As part of our business strategy, from time to time, we expect to review opportunities to acquire and may acquire other businesses or products that will complement our existing product offerings, augment our market coverage or enhance our technological capabilities. Although we have no current agreements or negotiations underway with respect to any material acquisitions, we may make acquisitions of businesses, products or technologies in the future. However, we cannot be sure that we will be able to locate suitable acquisition opportunities. Future acquisitions by us could result in the following, any of which could seriously harm our results of operations or the price of our stock:

* issuances of equity securities that would dilute our current stockholder's percentages ownership;
*  large one-time write-offs;
*  the incurrence of debt and contingent liabilities;
* difficulties in the assimilation and integration of the operations, personnel, technologies, products and the information systems of the acquired companies;
*  diversion of management's attention from other business concerns;
*  contractual disputes;
* risks of entering geographic and business markets in which we have no or limited prior experience; and
*  potential loss of key employees of acquired organizations.

Our products require significant training and support, and because of our limited resources, we may not be able to support the development of and demand for our products

The development of equipment using our products requires significant training and support. If we are unable to provide this training and support for our products, more time may be necessary to complete the implementation process and customer satisfaction may be adversely affected. In addition, our suppliers may not be able to meet increased demand for our products. We cannot be sure that our systems, procedures or controls or those of our suppliers' will be adequate to support the anticipated growth in our operations or the demand for our products. This may result in a decline in the sales of our products and have a negative impact on our results of operations.

Our executive officers and key personnel are critical to our business, and because there is significant competition for personnel in our industry, we may not be able to attract and retain such qualified personnel

Our success depends to a significant degree upon the continued contributions of our executive management team, and our technical, marketing, sales customer support and product development personnel. The loss of such personnel could significantly harm our business, financial condition and results of operations. We do not have any life insurance or other insurance covering the loss of any of our key employees. Because our products are specialized and complex, our success depends upon our ability to attract, train and retain qualified personnel, including qualified technical, marketing and sales personnel. However, the competition for personnel is intense and we may have difficulty attracting and retaining such personnel. In addition, companies in the communications, software and semiconductor industries have frequently made unfair hiring practices claims against competitors who have hired away such companies' personnel. We cannot be sure that these claims will not be made against us in the future as we seek to hire qualified personnel, or that any of these claims would be decided in our favor. We may incur substantial costs in defending ourselves against any such claims, regardless of their merits.

     Risks Relating to our Industry

Because the markets in which we compete are highly competitive and many of our competitors have greater resources than us, we cannot be certain that our products will be accepted in the marketplace or capture market share

The market for software and communications semiconductor solutions is intensely competitive and characterized by rapid technological change, evolving standards, short product life cycles and price erosion. We expect competition to intensify as current competitors expand their product offerings and new competitors enter the market. Given the highly competitive environment in which we operate, we cannot be sure that any competitive advantages enjoyed by our products would be sufficient to establish and sustain our products in the market. Any increase in price or other competition could result in erosion of our market share, to the extent we have obtained market share, and would have a negative impact on our financial condition and results of operations. We cannot be sure that we will have the financial resources, technical expertise or marketing and support capabilities to continue to compete successfully.

We face competition from a variety of vendors, including software and semiconductor companies, which generally vary in size and in the scope and breadth of products and services offered. We also face competition from customers' or prospective customers' own internal development efforts. Many of the companies that compete, or may compete in the future, against us have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources. These competitors may also have pre-existing relationships with our customers or potential customers. As a result, they may be able to introduce new technologies, respond more quickly to changing customer requirements or devote greater resources to the development, promotion and sale of their products than we can. Our competitors may successfully integrate the functionality of our software and communication processors into their products and thereby render our products obsolete. Further, in the event of a manufacturing capacity shortage, these competitors may be able to manufacture products when we are unable to do so.

We believe our principal competitors include or will include Alcatel Microelectronics, Analog Devices, Centillium Technology, Conexant Systems, GlobeSpan, Lucent Technologies, Motorola and Texas Instruments. In addition, there have been a number of announcements by other semiconductor companies including IBM and Intel and smaller emerging companies that they intend to enter the market segments adjacent to or addressed by our products.

Because the markets in which our customers compete are highly competitive, our customers may not be successful and they may not continue to purchase our products

Many of our customers face significant competition in their markets. If our customers are unable to successfully market and sell their products which incorporate our products, these customers may cease to purchase our products, which may have a negative impact on our results of operations.

Because the markets in which we compete are subject to rapid changes, our products may become obsolete or unmarketable

The markets for our products and services are characterized by rapidly changing technology, short product life cycles, evolving industry standards, changes in customer needs, growing competition and new product introductions. If our product development and improvements take longer than planned, the availability of our products would be delayed. Any such delay may render our products obsolete or unmarketable, which would have a negative impact on our ability to sell our products and our results of operations.

Because of changing customer requirements and emerging industry standards, we may not be able to achieve broad market acceptance of our products

Our success is dependent, in part, on our ability, in a timely and cost-effective manner, to:

* successfully develop, introduce and market new and enhanced products at competitive prices in order to meet changing customer needs;
* respond effectively to new technological changes or new product announcements by others;
*  effectively use and offer leading technologies; and
*  maintain close working relationships with our key customers.

We cannot be sure that we will be successful in these pursuits, that the growth in demand will continue or that our products will achieve market acceptance. Our failure to develop and introduce new products that are compatible with industry standards and that satisfy customer requirements or the failure of our products to achieve broad market acceptance could have a negative impact on our ability to sell our products and our results of operations.

Because the development of new products requires substantial time and expense, we may not be able to recover our development costs

The pursuit of necessary technological advances and the development of new products require substantial time and expense. Improvements to existing products or the introduction of new products by us or our competitors have the potential to replace or provide lower cost alternatives to our existing products or render these products obsolete, unmarketable or inoperable. The mere announcement of any improvement or new product could cause potential customers to defer or cancel purchases of existing products and services. Therefore, we cannot be sure that we will be able to recover the costs of the development of our products or succeed in adapting our business to advancements.

Because other high speed data transmission technologies may compete effectively with digital subscriber line services, our products may not capture marketshare

DSL services are competing with a variety of different broadband data transmission technologies, including cable modems, satellite and other wireless technologies. If any technology that is competing with DSL technology is more reliable, faster, less expensive or has other advantages over DSL technology, then the demand for our semiconductors may decrease, which would have a negative impact on our operating results.

Because price competition among our competitors and volume purchases by large customers may result in a decrease in the average per unit selling price of our products, our gross margins for our products may decline

We expect that price competition among our competitors and volume purchases of our products at discounted prices will have a negative impact on our gross margin for these products. We anticipate that average per unit selling prices of DSL semiconductors will continue to decline as product technologies mature. Since we do not manufacture our own products, we may be unable to reduce our manufacturing costs in response to declining average per unit selling prices. Many of our competitors are larger with greater resources and therefore may be able to achieve greater economies of scale and would be less vulnerable to price competition. Further, we expect that average per unit selling prices of our products will decrease in the future due to volume discounts to our large customers. These declines in average per unit selling prices will generally lead to declines in our gross margins for these products.

Because the measures on which we rely to protect our intellectual property rights afford only limited protections, we may lose any competitive advantage we may have

The measures on which we rely to protect our intellectual property afford only limited protection and we cannot be certain that these safeguards will adequately protect our intellectual property and other valuable competitive information. In addition, the laws of some countries in which we sell or plan to sell our products, including the Peoples' Republic of China, Korea and certain other Asian countries, may not protect our proprietary rights as fully as do the laws of the United Kingdom or the United States. If we are unable to adequately protect our proprietary rights, we may lose any competitive advantage we may have over our competitors. This may have a negative impact on sales of our products and our results of operations.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. Our competitors may also independently develop similar technologies. Moreover, through our participation in various industry groups, we have entered into cross-licenses for intellectual property necessary to the implementation of certain types of standards-compliant products. Such cross-licenses may limit our ability to enforce our intellectual property rights against competitors.

Because our industry is characterized by frequent litigation over intellectual property rights, we may be required to incur substantial expenses and divert management resources

The industries in which we compete are characterized by numerous allegations of patent infringement among competitors. Such an infringement claim could be asserted against us or by us in the future. The defense or prosecution of any such claim could result in us incurring substantial expenses and diverting significant management attention and other resources away from our operations. In the event of an adverse result in any future litigation or claim, we may be required:

* to pay substantial damages, including treble damages if we are held to have willfully infringed on the intellectual property of another;
*  to halt the manufacture, use and sale of infringing products or technology;
*  to forfeit a competitive advantage;
*  to expend significant resources to develop non-infringing technology; or
* to obtain licenses to the infringing technology, which may not be available on commercially reasonable terms, or at all.

Because our products may be required to meet certain industry standards, we may be required to pay substantial royalties to the owners of the intellectual property underlying the standards

In order for us to comply with the International Telecommunications Union V.34,
V.90 and ADSL standards, the software embedded in our current and planned future products may use the proprietary technology of various parties advancing or promoting these standards. Where such owners are members of such working group or union, they must provide a license upon reasonable terms, which may include the payment of a reasonable royalty. However, if such owners are not members of such working group or union, there may be no limit on the terms or the amount of the royalty with respect to such proprietary technology. As a result, the cumulative effect of the terms and royalties with respect to the use of the proprietary technology necessary to meet such industry standards could increase the cost of our products to the point that they are no longer competitive and could limit our ability to meet certain industry standards.

Because our products and those of our customers are subject to government regulations, changes in current or future laws or regulations could cause sales of our products to decline

The jurisdiction of the Federal Communications Commission, or the FCC, extends to the entire U.S. communications industry, including our customers and their products and services that incorporate our products. Future FCC regulations affecting the U.S. communications services industry, our customers or our products may have a negative impact on our business. For example, FCC regulatory policies that affect the availability of data and Internet services may impede our customers' penetration into certain markets or affect the prices that they are able to charge. This may cause sales of our products to decline. In addition, international regulatory bodies have introduced new regulations for the communications industry. Delays caused by our compliance with regulatory requirements may result in order cancellations or postponements of product purchases by our customers, which would have a negative impact on our results of operations and financial condition.


ITEM 3 - Quantitative And Qualitative Disclosure About Market Risk.

Management believes that the market risk associated with the Company's market risk sensitive instruments as of January 2, 2000 is not material, and therefore, disclosure is not required.

PART II - OTHER INFORMATION
---------------------------

ITEM 1 - Legal Proceedings.

None.


ITEM 2 - Changes In Securities and Use of Proceeds.

In October 1999, Virata Limited completed the sale of an aggregate of 6,153,846 series E preference shares ("Series E Stock") in a private placement for aggregate gross proceeds of $8.0 million to Siemens Information and Communication Networks, Inc., Olivetti Telemedia Investments B.V. and LSI Logic Inc. The issuance and sale of the Series E Stock was exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act or Regulation D or Regulation S promulgated thereunder

On November 17, 1999, the Company completed the reorganization of Virata Limited, pursuant to which (i) each share of Virata Limited's previously outstanding ordinary and preference shares were cancelled, (ii) Virata Limited issued 64,811,364 new ordinary shares to the Company, thereby becoming a wholly-owned subsidiary of the Company, (iii) the Company assumed all of the outstanding options and warrants of Virata Limited, (iv) the Company effected a 1 for 6.7 reverse stock split of the Common and (v) the Company issued 14,672,048 shares of its Common Stock to the former shareholders of Virata Limited. The reorganization was effected pursuant to a share reconstruction under Section 425 of the United Kingdom Companies Act of 1985.

On November 17, 1999, the Company completed the issuance and sale of all of the 5,750,000 shares of its common stock, (including the exercise of the underwriters' overallotment option) registered pursuant to the Registration Statement for the Company's initial public offering, filed on Form S-1 under the Securities Act of 1933, as amended (File No. 333-86591).

The managing underwriters of the offering were Credit Suisse First Boston, Warburg Dillon Read LLC and Thomas Weisel Partners LLC. The total price to the public, underwriting discounts and commissions and proceeds to the Company were $80.5 million, $5.6 million and $73.4 million, respectively. The Company estimates that $1.9 million of other expenses in connection with the Offering have been incurred. None of such amounts were direct or indirect payments to directors or officers of the Company or their associates, to persons owning 10 percent or more of any class of equity securities of the Company or to affiliates of the Company.

The Company used $483,000 of the net proceeds to repay our revolving credit facility with Venture Banking Group and plans to use the balance for general corporate purposes, including working capital. The remaining net proceeds have been invested in cash, cash equivalents and short term investments. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus.


ITEM 3 - Defaults Upon Senior Securities.

None.


ITEM 4 - Submission Of Matters To A Vote Of Security Holders.

On October 11, 1999, Virata Limited obtained the written consent of its shareholders with respect to the issuance and sale of the Series E Stock and the amendment of the Virata Limited Registration Rights Agreement to include the holders of the Series E Stock.

On October 28, 1999, Virata Limited obtained the approval of its shareholders with respect to its reorganization as a wholly-owned subsidiary of the Company, pursuant to a share reconstruction under Section 425 of the UNited Kingdom Companies Act of 1985.

On November 17, 1999, the Company obtained the written consent of its shareholders with respect to (i) the amendment and restatement of the Company's Certificate of Incorporation to effect the 1 for 6.7 reverse stock split,

(ii) the entering into indemnity agreements with the Company's officers and directors, (iii) the adoption of the Company's 1999 Stock Incentive Plan, (iv) the adoption of the Company's 1999 Employee Stock Purchase Plan, and (v) the adoption of the Company's 1999 Non-Employee Director Compensation Plan.


ITEM 5 - Other Information.

None.


ITEM 6 - Exhibits And Reports On Form 8-K.

Exhibits

     3.1     Amended and Restated Certificate of Incorporation of Virata
             Corporation**
     3.2     Amended and Restated Bylaws of Virata Corporation**
     10.1    1999 Stock Incentive Plan**
     10.2    1999 Employee Stock Purchase Plan**
     10.3    Form of Indemnity Agreement**
     10.4    Registration Rights Agreement**
     10.5    Form of Non-Employee Director Plan**
     27.1    Financial Data Schedule

** Previously filed with the Company's Registration on Form S-1 (File No. 333-86591)

Reports on Form 8-K

     None.

SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         Virata Corporation


Date: February 15, 2000
                                         By:  /s/ Charles Cotton
                                               -----------------
                                         Charles Cotton
                                         Chief Executive Officer
                                         (Principal Executive Officer)

Date: February 15, 2000
                                         By:  /s/ Andrew Vought
                                              -----------------
                                         Andrew Vought
                                         Chief Financial Officer,
                                         Senior Vice President Finance
                                         and Administration and Secretary
                                         (Principal Accounting Officer)

EXHIBIT INDEX

            Exhibit
            No.     Description
            ------- -----------
            3.1     Amended and Restated Certificate of Incorporation of Virata
                    Corporation**
            3.2     Amended and Restated Bylaws of Virata Corporation**
            10.1    1999 Stock Incentive Plan**
            10.2    1999 Employee Stock Purchase Plan**
            10.3    Form of Indemnity Agreement**
            10.4    Registration Rights Agreement**
            10.5    Non-Employee Director Plan**
            27.1    Financial Data Schedule

** Previously filed with the Company's Registration on Form S-1 (File No. 333-86591).