Form 10-K
period 2000-04-02
VIRATA CORP
filed 2000-06-06
CIK 1094371

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended April 2, 2000.

OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from          to         .

                        Commission File Number: 0-28157

                     ____________________________________

                              Virata Corporation
            (Exact name of Registrant as specified in its charter)

                      __________________________________

       Delaware                                            77-0521696
(State of Incorporation)                      (IRS Employer Identification No. )

        2933 Bunker Hill Lane, Suite 201, Santa Clara, California 95054
         (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code: (408) 566-1000

          Securities Registered Pursuant To Section 12(b) Of The Act:

    Title of each class             Name of each exchange on which registered
    -------------------             -----------------------------------------
          None                                         None

          Securities Registered Pursuant To Section 12(g) Of The Act:
                        Common Stock, $0.001 par value.

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No _____
                                              ---

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of May 15, 2000, was approximately $825.0 million (based upon the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market for the last trading date prior to that date). Shares of Common Stock held by each executive officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     On June 1, 2000, approximately 46,928,820 shares of the Registrant's Common Stock, $0.001 par value, were outstanding.

                     Documents Incorporated by Reference:

     Portions of the Definitive Proxy Statement for Registrant's 2000 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                               TABLE OF CONTENTS


                                                                                          Page
                                                                                         Number
                                                                                         ------
PART I.
   Item 1     Business                                                                        3
   Item 2     Properties                                                                     26
   Item 3     Legal Proceedings                                                              26
   Item 4     Submission Of Matters To A Vote Of Security Holders                            27

PART II.
   Item 5     Market For Registrant's Common Stock And Related Stockholder Matters           28
   Item 6     Selected Financial Data                                                        28
   Item 7     Management's Discussion and Analysis of Results of Operations and
              Financial Condition                                                            30
   Item 7a    Quantitative and Qualitative Disclosures About Market Risk                     42
   Item 8     Financial Statements and Supplementary Data                                    43
   Item 9     Changes In and Disagreements With Accountants On Accounting and
              Financial Disclosure                                                           64

PART III.
   Item 10    Directors and Executive Officers of the Registrant                             65
   Item 11    Executive Compensation                                                         65
   Item 12    Security Ownership of Certain Beneficial Owners and Management                 65
   Item 13    Certain Relationships and Related Transactions                                 65

PART IV.
   Item 14    Exhibits, Financial Statement, Schedules and Reports on Form 8-K               66

Signatures                                                                                   68

PART I

ITEM 1 - Business.

     In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in these forward-looking statements. Factors that could contribute to such differences include those discussed below and in "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed elsewhere in this Annual Report.


Introduction

     Virata Corporation ("Virata", "we", or "the Company") provides communications processors combined with integrated software modules to manufacturers of equipment utilizing digital subscriber line, or DSL, technologies. These "integrated software on silicon" product solutions enable our customers to develop a diverse range of equipment, including modems, gateways, routers, fixed wireless receivers and base stations targeted at the voice and high-speed data network access, or broadband, market. We believe our systems expertise, products and support services enable equipment manufacturers to simplify product development, reduce the time it takes for products to reach the market and focus resources on product differentiation and enhancement. We outsource the manufacturing of our semiconductors, which allows us to focus our resources on the design, development and marketing of our products. As of April 2, 2000 we have licensed our software to 67 companies. These customers have developed, or are developing, 118 designs of which 33 are currently shipping.

     Our predecessor company, Virata Limited, was formed in 1993 as Advanced Telecommunications Modules Limited, a corporation organized in the United Kingdom, as a spin-out from the Olivetti Research Laboratories (now AT&T Laboratories). Until 1995, we were a development-stage company focused primarily on product development. From our first production revenue shipment in April 1995 through March 1996, we focused on developing and delivering ATM-based, board-level systems primarily for local area network applications. In mid-1996, we began licensing our software suite and selling our semiconductors to developers of broadband access products. In September 1997, we ceased development of our systems products and focused exclusively on expanding our software offering and developing additional semiconductors for the broadband marketplace with a focus on the digital subscriber line, or DSL, market. In February 1998, the predecessor company changed its name to Virata Limited. In July 1998, the predecessor company completed its acquisition of RSA Communications, Inc. ("RSA"), a corporation organized in North Carolina. RSA was subsequently renamed to Virata Raleigh Corporation. On November 16, 1999, we completed a reorganization of Virata Limited and the initial public offering ("IPO") of Virata Corporation incorporated in Delaware. On February 10, 2000, we completed the acquisition of D2 Technologies Inc., a provider of digital voice and telephony software solutions. On April 27, 2000 we completed the acquisition of Inverness Systems Ltd., a provider of networking software solutions.


Industry Background

     The amount of data being carried over the Internet and private communications networks has grown dramatically in recent years. This tremendous growth in data traffic is expected to continue as the number of users accessing networks increases and as businesses and consumers demand richer content and more complex applications for activities such as telecommuting, electronic commerce and interactive media. These activities require the transmission of large amounts of data which, in turn, requires high-speed, broadband data access services for end users to obtain data reliably and within practical time constraints.

     To meet the demand for high-speed, broadband data transmission, network service providers continue to install high-bandwidth fiber optic transmission equipment, high-speed switches and core routers in the Internet backbone and in interoffice networks. While this network backbone is capable of delivering data at very high speeds, an access bottleneck exists between the telephone companies' central offices and the end users' premises. The copper line connections between the telecommunications service provider's central office and the end user are commonly known as the local loop, or the last mile. The last mile infrastructure was originally designed for low-speed analog voice traffic rather than high-speed digital data transmission. As a result, access to the Internet and private communications networks over the copper wire infrastructure of the last mile has typically been limited to data transmission rates of up to 56 Kbps using standard dial-up analog modems, or 128 Kbps using integrated services digital network, or ISDN, modems. At these rates, several minutes may be required to access a media rich website, and several hours may be required to transfer or download large files.

     In an effort to provide greater bandwidth in the local loop, network service providers are deploying higher speed access services, such as frame relay or T1/E1. However, the historical pricing structure has limited such services to larger businesses. The passage of the Federal Telecommunications Act of 1996 started to change this historical pricing structure, and the merger of AT&T and TCI completed in 1999 accelerated this change. The Federal Telecommunications Act intensified the competitive environment by requiring incumbent local exchange carriers, or ILECs, to lease portions of their networks, including the local loop, to other telecommunications service providers. These changes in competitive structures coincided with the maturation of DSL technology, enabling high-bandwidth data networking over the existing local loop copper infrastructure. As a result, a number of US companies, including SBC, Covad Communications, MCI WorldCom, NorthPoint Communications, Rhythms NetConnections and Sprint, are now deploying high-speed services using DSL technologies over the copper infrastructure owned by the ILECs. The growing deployment of high speed cable modems by cable system operators provides additional pressure on the ILECs to modify their high speed data line pricing. In particular, AT&T has announced plans to offer broadband and interactive services, including telephony, on a broad scale over TCI's cable systems over the next few years. In response to these competitive pressures, and in an effort to increase revenues and maintain their existing customer base, ILECs in the US are now aggressively committing their resources to deploy DSL services. Service providers in Asia and Europe are also rapidly deploying DSL.

     DSL enables data transmission speeds of 128 kilobits per second, or Kbps, to 52 megabits per second, or Mbps, using the existing local loop copper wire infrastructure. DSL delivers "always on" availability, eliminating the tedious dial-up process associated with traditional analog modem technologies. It is a point-to-point technology that connects the end user to a telecommunications service provider's central office or to an intermediate hub. DSL equipment is deployed at each end of the copper wire and the transmission speed depends on the length and condition of the existing wire as well as the capabilities of the DSL equipment.

     Data, voice and video can all be delivered over DSL, enabling service providers to offer a wide range of new value-add services. To date, the focus has been on the application of DSL technologies to deliver high-speed access to the Internet. Even more exciting opportunities lie ahead with the introduction of voice and video over DSL services. Home and office gateways that include voice telephony capabilities--typically known as Integrated Access Devices or IADs--can deliver multiple lines of toll-quality voice over a single twisted copper pair to the home or business. Voice over DSL requires sophisticated voice processing algorithms, highly capable call-control software to support the interface to the public telephone system and advanced user features, as well as specially tuned and extended network protocol software to ensure toll-quality audio. While the technical challenges of voice IADs are substantial, voice support is fast becoming the next major requirement for DSL equipment manufacturers. Over the next two years, IADs are projected to absorb new application capabilities, including but not limited to secure data transmission and distributed video reception capability.

     DSL implementations offer several attractive benefits over other broadband technologies, including:

     . Dedicated bandwidth. Some alternative high-speed data transmission solutions, such as cable, are shared-media systems where many users are attached to the same cable loop. As a result, existing users may suffer performance degradation or security breaches as new users are added to the network. Because each DSL connection is dedicated to a single user, DSL does not suffer from this kind of service degradation and enables a higher level of security.

     . Broad coverage. As large numbers of businesses and homes in developed countries have installed copper telephone wire connections, DSL technologies can be made available to a large percentage of potential end users.

     . Low cost. Because DSL uses the existing local loop connection, it is generally less expensive to deploy than other high-speed data transmission technologies. In addition, recent advances in technology development, industry standardization and competition are further enabling widespread, low-cost deployment of DSL.

     . Scalable to customer requirements. DSL technology enables service providers to regulate the transmission speed for individual customers, allowing tiered pricing at various service levels. Service providers can then more efficiently segment their customer base.

     . Natural upgrade from analog modems. DSL modems use the same phone port as analog modems, providing the user with a simple upgrade path.

     Fixed wireless serves similar needs to those served by DSL. Firstly, and most importantly, it provides high speed data access to the Internet. Secondly, it is capable in some circumstances of supporting advanced applications such as voice. Fixed wireless is most often deployed in the following circumstances:

     . If copper loop infrastructure is unsuitable, and in particular if the copper local loop is more than 18k feet long, then DSL cannot be used. Fixed wireless provides a cost effective way to serve those customers who are beyond the range of DSL technologies.

     . In a sparsely populated area, it may be more effective to provide wireless than DSL broadband service.

     . If there is a scarcity of copper local loop, then it can be quicker to deploy wireless because it does not involve placing physical infrastructure in the ground. This is often seen in emerging-economy markets.

     . For service providers who neither own nor have access to fixed-line local loop infrastructure, fixed wireless enables them to create a broadband local loop product offering.

     Fixed wireless communications processing requirements are similar in many respects to those of DSL communications processing, allowing Virata to leverage its core investments in DSL communications processing technology into the supplementary opportunity of fixed wireless.

     Equipment manufacturers encounter a number of challenges meeting the demands of the growing broadband local-loop market. These challenges include constantly evolving technology and networking standards, an expanding range of feature expectations and shorter product life-cycles. To meet these challenges and reduce the time it takes for their products to reach the market, equipment manufacturers are increasingly relying on multiple third-party vendors to deliver critical component building blocks that can be incorporated into a complete DSL product.

     The analog front end receives and transmits the electronic signal and converts that signal to either analog or digital streams. The physical layer semiconductor, or PHY, together with its software, establishes, maintains and controls the digital encoding and decoding of the signal and ensures reliable transmission of information over the copper wire infrastructure. The layer 2 and 3 processor, combined with complex, multifunctional software modules, is responsible for managing the addressing, routing, switching and protocol conversions needed to encapsulate and route information packets.

     The integration of these individual components from multiple third-party vendors can be a complex, time consuming and costly process. While today there are a number of vendors which deliver a portion of either the hardware or software building blocks, an opportunity exists for a supplier capable of delivering higher levels of integration of both semiconductor and software components.


The Virata Solution

     We provide a solution that combines communications processors with integrated software modules to manufacturers of equipment utilizing digital subscriber line, or DSL, technologies. Our systems expertise, "integrated software on silicon" product solutions and support services enable our customers to simplify product development, reduce the time it takes for products to reach the market and focus resources on product differentiation and enhancement. Our communications processors perform system functions which require real-time processing speed and are technically mature, thus unlikely to change as standards evolve. Our proprietary software is used for protocol processing, management and control of network and semiconductor interfaces, allowing our communications processors to be fine tuned or fully customized for specific applications. This approach delivers off-the-shelf functionality for rapid development, scalability from single PCs to complex edge routers and flexibility to add new features and quickly respond to evolving standards. Key features of our solution include:

     . Flexible design. Our products are based on a flexible design that simplifies the addition of features. This design enables new services such as voice, video and security to be added incrementally as broadband solutions evolve.

     . High levels of feature integration. We offer semiconductor solutions which are either PHY-independent or include an integrated ADSL/V.90 PHY. Our PHY-independent devices use generic, industry standard interfaces that attach to any third party DSL physical layer semiconductor and some fixed wireless physical layer semiconductors, which are the other primary semiconductor components required for broadband access communications equipment. By being PHY-independent, these products offer OEMs the maximum flexibility to choose the PHY to match a wide array of applications within the broadband local loop. We believe that our PHY-integrated devices, which incorporate an ADSL/V.90 PHY, are the most integrated communications processors currently available and offer OEMs the most cost-effective solution for ADSL equipment designs.

     . Compelling price/performance. By designing software to run only on our semiconductors we are able to achieve efficiency in silicon area and code size. The combination of these features results in high performance, low power consumption and compelling price/performance.

     . Standards compliant. Our products are compliant with relevant ADSL Forum, ATM Forum, IETF, ITU and other industry standards. Such standards evolve over time and our products are designed to accommodate such changes.


     Our customers recognize the following key benefits from using our solutions:

     . Faster time-to-market. Fewer building blocks to integrate results in shorter development and test cycles, lower engineering risks, faster product introduction and reduced development costs.

     . Reduced product cost. Eliminating costly external components and reducing board space leads to lower product cost.

     . Differentiation. Our customers' engineering resources can be focused on product differentiation through value-added features and innovations, rather than on elements contained in our solution.

     . Platform for multiple products. Our modular software and hardware architecture enables the design of multiple products using different subsets of our modular software.

     . Re-usability. As we add features and capabilities to our communications processors and software modules, software extensions developed by our customers can continue to be used on future generations of their products.


The Virata Strategy

     Our objective is to be the leading provider of communications processors integrated with a comprehensive suite of related software to manufacturers of voice and high-speed data network access equipment. Key elements of our strategy include:

     . Initial focus on DSL. We have extensive expertise in providing solutions that integrate communications processors with software for the content and connection enabling layers of the broadband communications network. While our core technologies are capable of supporting a number of broadband access alternatives, we have chosen to initially focus on the DSL market.

     . License our software to all customers. We typically license our software to a customer at the time we achieve an initial design win. The customer then designs products incorporating our communications processors, which they purchase separately from us. By standardizing on our software, customers build a foundation for integrating additional functionality and designing next generation products. We believe that once a customer employs our architecture and experiences the benefits of our systems expertise, we become that customer's preferred partner for future products.

     . Leverage our flexible design. Our integrated solution provides us substantial flexibility to extend our existing products, whether at the software or semiconductor level, to meet evolving standards and features required by the market. This approach allows our customers to achieve faster time-to-market, lower development costs and focus engineering resources on proprietary product feature development.

     . Deliver market-leading features and functionality, such as voice over DSL and network quality of service solutions. We are building on our core technologies to add market leading features and functionality, enhancing the value of our products. The first set of added features we are developing includes voice over DSL and network quality of service solutions.

     . Pursue strategic acquisitions. Our strategy is to enhance our growth capability by pursuing selective acquisitions. This strategy allows us to more rapidly obtain complementary technologies and engineering talent and to access certain markets and key customer relationships. Consistent with this strategy, we acquired RSA Communications in July 1998,

        D2 Technologies, Inc. in February 2000 and Inverness Systems Ltd. in April 2000. We believe completing further selective acquisitions will be important to remain competitive as a complete solutions provider to manufacturers of broadband access equipment.

     . Leverage products and technologies into adjacent market spaces. Where our products and technology portfolio can be effectively leveraged into opportunities that are additional to DSL, Virata will seek to expand its revenues and net margin dollars by pursuing said opportunities. Virata's involvement in the fixed wireless broadband local loop is a current example.


Products

     We specialize in communications processors that are integrated with a comprehensive suite of software for broadband local loop, including DSL, equipment manufacturers. We offer solutions which are either PHY-independent or include an ADSL/V.90 PHY. Our PHY-independent communications processors perform the critical content encapsulation and content routing functionality required in broadband local loop equipment, which is commonly referred to as layer 2 and layer 3 processing. Our system combines multiple elements required for managing the addressing, routing, switching and protocol conversions needed to encapsulate and route information packets. Our PHY-inclusive solutions incorporate all the functionality of the PHY-independent products together with an ADSL/V.90 PHY all on the same semiconductor. This choice of a PHY-independent or PHY-inclusive product, each featuring integration of a communications processor and software, provides our customers a comprehensive, tested, self sufficient solution that replaces semiconductors, software and support previously sourced from multiple vendors.

  Semiconductor Products

     We offer two families of semiconductor products: the Proton family of application specific integrated circuits, or ASICS, and the ATOM family of application specific standard products, or ASSPs. The Proton ASICs were first introduced in 1995 and are used in various combinations to enable different applications including switching fabrics for small to mid-sized DSLAMs. Proton products enabled customers to quickly develop their products prior to the establishment of widely accepted broadband access standards. While we are still realizing revenue from our Proton family of products, we have integrated the functionality of the Proton family of products into our new, more advanced ASSP products and thus expect the Proton family to constitute a declining percentage of our revenues in the future.

     The establishment of broadband access standards and our experience with the Proton ASIC family has enabled us to design the ATOM family of ASSPs for OEMs focusing on the DSL market. These communications processors combine the relevant elements of the Proton ASICs with at least one embedded ARM RISC microprocessor, and different family members offer either a PHY-independent or PHY-inclusive solution. ATOM devices also provide Ethernet, PCI or USB network interfaces as well as Utopia for connection to physical layer devices and other semiconductors and MII and serial interfaces for connection of next-generation home-area-networking semiconductors. While Hydrogen features a single embedded ARM RISC microprocessor, Helium and Lithium contain two ARM RISC microprocessors to separate protocol and network processing. The Hydrogen, Helium and Lithium ASSPs support physical layer devices from a broad range of vendors. The following is a list of our PHY-independent ATOM family products:

Product                  Interfaces                        Target Applications                      Introduction Date
-------                  ----------                        -------------------                      -----------------
Hydrogen...............  PCI, Utopia 1 and ATM25 PHY       DSL internal and external modems and     August 1997
                                                           set-top boxes

Helium.................  USB, Utopia 1/2, ADSL T1.432,     DSL external modems, gateways,           June 1999
                         HDLC and 10BaseT Ethernet         routers, DSLAMs and DLC line
                                                           cards

Lithium................  PCI, Utopia 1/2 and ADSL T1.432   DSL internal and external modems,        October 1999
                                                           gateways and set-top boxes

We have also developed a new generation of ATOM products which combine ADSL PHY layer processing along with the layer 2 and layer 3 functionality of Helium and Lithium into a single highly integrated device. The first PHY-inclusive products we have developed for this market are Beryllium and Boron. Each of these devices is offered with a separate analog front end semiconductor called Neon.

Product                  Interfaces                          Target Applications                        Introduction Date
-------                  ----------                          -------------------                        -----------------
Beryllium..............  ADSL, V.90, PCI, USB and MII        ADSL/V.90 external bridges, routers        March 2000
                         interfaces (for 10/100 Ethernet     and gateways
                         and homephone-line networking)

Boron..................  ADSL, V.90, PCI and USB             ADSL/V.90 internal and external            expected
                         interfaces                          modems                                     June 2000

Neon...................                                      Analog front end for use with Beryllium    expected
                                                             and Boron                                  June 2000

     Beryllium and Boron take the communications processing capabilities of Helium and Lithium and add an on-chip ADSL transceiver or PHY eliminating a large and expensive component from ADSL equipment. Representing the industry's first "ADSL home router on a chip," Beryllium can lower equipment costs by a substantial amount. Using a Virata-patented invention, Beryllium has also delivered superior performance at longer distances from the central office versus the current generation of ADSL routers in performance tests undertaken by Virata. The Boron chip was designed around the same flexible and integrated architecture as Beryllium, shares the same long loop performance capabilities, but is targeted specifically at single-PC ADSL modems and achieves an even lower cost point.

     Beryllium provides a highly integrated solution for ADSL bridges and routers, with the ability to provide local area interfaces such as 10/100 Ethernet, HomePNA (using home telephone wiring for the home network), home powerline, and home wireless. It is also well suited for voice IADs. Boron provides a highly integrated solution for both USB and PCI ADSL modems. By utilizing the Beryllium and Boron solutions teamed with the Neon analog front end chip and a separate V.90 analog front end, equipment manufacturers will be able to offer products that are functional with either dial-up 56K V.90 or ADSL networks. Because of their dual V.90 and ADSL character, Beryllium and Boron will allow the consumer to buy an "ADSL-ready" solution and subsequently upgrade from V.90 to ADSL network access without any changes to their equipment once ADSL services are available from the consumer's service provider.

 Products Under Development

     We are developing new PHY-independent and PHY-inclusive semiconductors with higher feature content such as voice, video and security capabilities and higher performance levels to meet the ever increasing demands of broadband equipment manufacturers.

 Software

     Our extensive suite of software is key to providing flexible, off-the-shelf communications processing solutions. Multiple software modules deliver management and support for functions at the link, protocol and physical layers. These modules either operate on top of ATMOS, our operating system Kernel, which is optimized for communications applications that run on ARM RISC microprocessors, or on top of Vx Works, a general purpose and widely used operating system from Wind River Systems. The software provides our customers a ready-to-deploy menu of over 50 modules to meet their specific product requirements. Together, these modules complete a customized, sophisticated system which supports multiple functions including quality of service, system management, bridging, tunneling, address translation, signaling and routing. Addition of the communications algorithms for the ITU ADSL and V.90 standards complements the layer 2 and layer 3 code for our PHY-inclusive solutions. We also offer customers a full set of software development tools including compilers, linkers and other special-purpose tools.

     The recent acquisitions of D2 Technologies and Inverness Systems substantially broaden and deepen the range of software capabilities we are able to offer our customers as well as provide new points of contact with many of the world's leading telecommunications equipment manufacturers. D2 Technologies' software assets in the voice over IP arena include voice coders; advanced telephony functions including PBX functionality, speaker phone, voice conferencing; and echo cancellation. Inverness Systems' complementary capabilities include Frame Relay; advanced routing including ATM AAL-2 SSCS, Open Shortest Path First, or OSPF; BGP4, and Multi Protocol Label Switching, or MPLS.

Design and Support Services

     We offer a number of design and support services which we believe add substantial value to our product offerings. Our key services are detailed below:

 Reference Design Services

     Our Customer Services and Solutions group specializes in speeding customers' time to market by developing reference designs featuring board-level DSL hardware and integrated software products. Examples include modem solutions featuring ADSL PHYs supplied by ST Microelectronics or Analog Devices. We recently introduced an SDSL router design kit which teams our Helium processor with a SDSL PHY marketed by Conexant.

 Technical Support Services

     Once customers have purchased a license for our software, they desire to quickly and efficiently commence product development. We assist our customers by providing comprehensive training in the use of our semiconductors and software development systems. Our Technical Advice Center delivers technical assistance to customers and manages our extranet site, which is accessible to all of our customers, through which we deliver new software and documentation and take action on bug reports. Our technical consultants, field application engineers
(FAEs) and, as appropriate, development engineers assist our customers throughout the product development cycle, and may include formal and informal design reviews.

 Evaluation Systems

     We help our customers accelerate their product development programs by designing a board-level evaluation system for each ATOM product. Typically, each time a new ATOM ASSP is introduced, an evaluation system featuring the new product is made available to our customers simultaneously with the first release to customers of the new semiconductor. This approach provides an effective way for our customers to evaluate the new semiconductor and its software while enabling designers to add their own functionality.


Technology

     A key element of our success is our technology expertise which spans physical, networking layer, protocol layer and voice processing and systems-level knowledge. Our semiconductor and software architectures are designed to enable the rapid, flexible development of new products to meet the evolving feature, performance and standards compliance demands of the broadband access market. A single-chip, multi-processor architecture was chosen as the most flexible and cost-efficient approach to the complex challenge of satisfying the requirements of:

     . layer 2 and 3 processing for broad application across the different DSL technologies when used in conjunction with physical layer transceivers from third party vendors;

     . integration of layer 2 and 3 processing with DSL processing on a single communications processor;

     . processing support for an evolving range of services and applications such as high speed Internet access, corporate routing, voice services, security and encryption for Virtual Private Networks, or VPNs, and video distribution; and

     . broad application of our solutions whether used in modems close-coupled to PCs, Internet appliances, remote gateways and routers, DSLAMs or DLCs.

     We believe the core of our technology expertise is delivered to our customers through our ASSP architecture, software architecture, communications algorithms, digital signal processing, ATM, Frame and Internet protocol processing voice algorithms and systems-level expertise.

 ASSP Architecture

     Our current ASSP architecture is specifically designed to meet the performance and feature demands for broadband access equipment. This architecture provides the flexibility for application in a wide range of customer premises equipment without the need for additional processing support. For example, when used inside or close coupled to a PC, our ASSPs and software place minimal demands on the host PC processor freeing it to focus on its own operating system and application software support. We believe this approach results in improved user satisfaction through enhanced PC reliability and better performance, and minimized support costs for PC suppliers and service providers.

     The architecture is based on a dual bus structure. One bus connects the embedded ARM RISC processors used for protocol processing, network processing and other control functions with a wide range of physical interfaces. These physical interfaces support connection of our communications processors to other semiconductors and memory systems as well as to external devices such as PCs and Ethernet hubs. The second bus supports DSPs and other specialized processors required for on-chip ADSL or V.90 PHY-layer processing, voice or video processing. Both buses access common resources such as an SDRAM controller, an interprocessor gateway, processor registers and debugging facilities.

     This architecture makes it possible for us to quickly develop new ASSPs to meet evolving standards and the application demands of the market.

 Software Architecture

     By simultaneously developing the software and semiconductor architectures, we have achieved tight software/semiconductor integration. This results in better system performance, smaller chip size, fewer lines of code and lower memory requirements than is possible through the complex alternative of assembling, integrating and testing functionally equivalent software elements from multiple off-the-shelf sources. Our software architecture partitions the processing requirements into time critical and non-time critical tasks. All time critical code is optimized to run on the network processor ensuring the high performance required for low latency and control of external interfaces. A compact real-time operating system Kernel, either ATMOS or VxWorks controls processing on the protocol processor.

     The modular construction of the software architecture makes it easier to add further functionality. This facilitates rapid development and release of new software features.

 Communications Algorithms and Digital Signal Processing

     Communications algorithms are the processes and techniques used to transform a digital data stream into a specially conditioned signal suitable for transmission across copper telephone wires. We have extensive experience developing software code for the analog modem market and have leveraged that expertise to develop the solutions required for the ITU ADSL standards. PHY layer code is executed in our Beryllium and Boron communications processors using a compact, low power DSP supported by fixed function hardware blocks.

 Voice Algorithms and Digital Signal Processing

     Advanced telephony and voice solutions also require DSP algorithms which we access through our recent acquisition of D2 Technologies. Algorithms include basic encoding such as G.711 and G.726; advanced encoding such as G.723, G.728 and G.729; echo cancellation including single and multi reflector G.168; fax relay; and voicemail capability. The G.xxx algorithm implementations are based on ITU standards, and achieve an industry leading level of algorithmic performance measured in DSP millions-of-instructions-per-second, or MIPS, for a given number of voice channels, saving customers money by enabling them to use less powerful DSPs than they would otherwise have to for their applications. Voice algorithms typically run on a DSP external to the Virata communications processor. Virata's communications processors include interfaces that allow them to gluelessly connect to popular voice DSPs including the C54xx series from Texas Instruments.

 ATM, Frame and Internet Protocol Processing

     The ATM processing software manages, channels, buffers and shapes ATM cells and utilizes the custom hardware filters in the semiconductors to achieve the optimum trade-off between software flexibility and hardware performance. To support transmission of frame encapsulated data, our software supplies drivers for Ethernet and HDLC as well as a variety of methods for encapsulating frames over ATM. The software management capabilities for layer 3 processing include TCP/IP, IP routing, network address translation, IP configuration and tunneling. The acquisition of Inverness Systems broadens and deepens our existing software through the addition of Frame Relay, advanced IP routing and MPLS capabilities.

Systems-Level Expertise

  We have accumulated experience designing systems-level products that meet the technical challenges of the local loop environment and of interoperability with products from other suppliers. This know-how is embedded in our products. Our customers additionally benefit from this experience during their product architecture and design milestone reviews.


Customers

  We sell our products to established telecommunications equipment vendors, modem manufacturers and broadband access equipment companies, including 67 customers who have licensed our software. Several of our largest customers in terms of revenue include (in alphabetical order): Adaptive Broadband, Allied Data, Arescom, Com21, Coppercom, Diamond Multimedia, Ericsson, Netopia, Orckit Communications, Westell Technologies, Xavi Technologies, and Zhone.

  Our customers have developed or are developing 118 equipment designs based on our semiconductors and software. Of these 118 designs, 33 are currently shipping.

  Our ASICs and ASSPs are employed by our customers in the following representative product types:

  . DSL modems which are installed inside PCs;
  . DSL modems which are connected to a PC via a USB or Ethernet link; . DSL gateways and routers;
  . DSLAMs and DLCs; and
  . Cable modem head-ends.

  We depend on a relatively small number of customers for a large percentage of our revenues. For the fiscal year ended April 2, 2000, Orckit Communications and Westell Technologies accounted for 23.1% and 15.1%, respectively, of our total revenues. We do not have purchase orders with any of our customers that obligate them to continue to purchase our products and these customers could cease purchasing our products at any time.


Sales and Marketing

  Our sales and marketing strategy is to license our software and secure design wins with industry leaders in emerging high growth segments of the broadband access equipment market. We typically license our software to a customer at the time we achieve an initial design win. Following training, the customer then designs products incorporating our communications processors, which they purchase separately from us. As a result, prior to completing the license agreement, our FAEs and development engineers often act as consultants to customers to assist them with their architectural decisions. We generally employ a direct sales model to build a close relationship with customers both prior to and following the execution of a license. In Korea, we work with representative firms.

  Generally, our sales team consists of qualified engineers who are located in California, Massachusetts, North Carolina, the United Kingdom, Israel, Taiwan, Hong Kong and Japan providing coverage of the U.S., Europe and Asia. The sales team is supported by FAEs and development engineers that work directly with customers on their new product developments.

  We manage a number of marketing programs designed to communicate our capabilities and benefits to broadband access equipment manufacturers. Our Internet site is an important marketing tool where a wide range of information is available including product information, white papers, application notes, press releases, contributed articles and presentations. In addition we participate in industry trade shows, technical conferences and technology seminars, conduct press tours and publish technical articles in industry journals.


Research and Development

  As of April 27, 2000, we had 125 engineers based in California, Massachusetts, North Carolina, England and Israel. Of these engineers, 55 have advanced degrees, including 12 with Ph.D.s. Several individuals were early developers in analog modem software, voice algorithms, IP telephony and ATM technologies.

  Since mid-1998, we have invested a significant portion of our research and development expenditures in the development of Beryllium and Boron and associated software to address the ADSL market. Consistent with our strategy to enhance our capabilities by pursuing selective acquisitions, we recently acquired D2 Technologies and Inverness Systems, each of which creates new market opportunities for us. We believe that we must continue to innovate, extend the range and enhance our products and services to maintain our leadership position. We cannot be sure that our research and development efforts will result in the introduction of a new product or product enhancements or that any new product will achieve market acceptance. We will invest further to expand our research and development staff and capabilities. Our research and development expenditures were $4.0 million and $8.3 million in the fiscal years ended March 31, 1998, 1999 and $12.3 million, excluding the National Insurance Contribution on options accrual of $2.0 million, in the fiscal year ended April 2, 2000, respectively (see "Management's Discussion and Analysis of Results of Operations and Financial Condition").


Manufacturing

  We outsource the wafer manufacturing, assembly and testing of all our semiconductors. This fabless semiconductor model allows us to focus our resources on the design, development and marketing of our products. Our Proton semiconductors and Hydrogen and Helium communications processors have all been sourced from suppliers that deliver fully assembled and tested products. For our most recent semiconductor product introductions, which include the Lithium, Beryllium and Boron communications processors, we separately outsource the wafer fabrication, assembly and test functions from different contractors. This improves manufacturing efficiency and lowers overall product costs. The Hydrogen, Helium and Lithium ATOM products incorporate embedded ARM RISC microprocessors and are supplied by companies that have an ARM license. In June 1999, we entered into a per semiconductor design license agreement with ARM which allows us to select foundry suppliers that best meet our quality, delivery and cost objectives. Among other provisions, our ARM license requires ARM to indemnify us, up to a specified dollar amount, in the event of third party claims of intellectual property infringement. Our Beryllium and Boron communications processors are supplied by UMC under the provisions of this license. We have expanded our operations team so that we are able to assume more of the manufacturing and quality control responsibilities as well as develop and maintain contractor relationships with multiple suppliers.

  Our inventory storage and warehousing function is contracted to a global freight forwarding service provider to fulfill our worldwide customer demand. We have also initiated drop shipments from several of our third party manufacturing locations, to enable more timely product delivery to our rapidly-expanding worldwide customer base. Our ordering systems are undergoing continual business-process-level improvements, resulting in shortened order commit lead times and product sourcing cycle times. We have experienced significant improvements in lead times, to both our customers and from our vendors due to our improved communication delivery systems.

  We only employ standard processes at high-quality, high-volume manufacturers. We have undergone rigorous third party quality and reliability evaluations of our products, which resulted in the successful certification of our semiconductors for high-volume, commodity-type applications. We rely on third party suppliers including semiconductor foundries for substantially all of our semiconductor requirements and have taken action to ensure we can obtain products within the time frames and in the volumes required by us at an affordable cost. We have a guaranteed capacity and pricing commitment from UMC which covers all Virata-required wafers through calendar 2001. Virata has also received capacity allowances from LSI Logic to secure the supply of Helium integrated circuits. Third party foundries supplying the Proton products, however, are not obligated to supply products to us for any specific period, in any specific quantity or at any specific price. Virata has several long-term relationships with these foundries, and on some occasions we have experienced delays and may in the future experience delays in receiving semiconductors from these foundries. Any problems associated with the delivery, quality or cost of the assembly and testing of our products could impact our business, financial condition and results of operations.

Competition

  The communications semiconductor market is intensely competitive and characterized by rapid technological change, evolving standards, short product life cycles and price erosion. Major competitive factors in the market we address include technical innovation, product features and performance, level of integration, reliability, price, total system cost, time-to-market, customer support and reputation. We believe that while, today, no other single company offers a competing integrated solution, there is competition with respect to individual elements of our solution. We also believe that competition may increase substantially as the introduction of new technologies and potential regulatory changes create new opportunities for established and emerging companies.

  We face competition from semiconductor device suppliers, software development companies and vertically integrated telecommunications equipment vendors. We believe our principal competitors for each of our products include:

  . Proton, our family of ASICs: devices from Motorola, PMC-Sierra and Transwitch;

  . Hydrogen, Helium and Lithium, our PHY-independent ASSPs: devices from Intel through their pending acquisition of BASIS Communications and Motorola;

  . Beryllium and Boron, our PHY-inclusive, ADSL/V.90 products: devices from Alcatel Microelectronics, Analog Devices, Centillium Technology, Conexant Systems, GlobeSpan, Lucent Technologies and Texas Instruments; and

  . Software: operating systems and software stacks from Wind River Systems and its recently acquired subsidiary, Integrated Systems; and networking and protocol layer software from Harris & Jeffries, Microsoft and Trillium; and voice software from Broadcom through their 1999 acquisition of Hothaus and Texas Instruments through their 1999 acquisition of Telogy.

  In addition, there have been a number of announcements by other semiconductor companies that they intend to enter the market segments adjacent to or addressed by our products.

  Many of the companies that compete, or may compete against us in the future, have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and/or marketing resources. As a result, they may be able to respond more quickly to changing customer circumstances or to devote greater resources to the development, promotion and sale of their products than we can. We cannot be sure that our current or future competitors will not develop and introduce new products that will be priced lower, provide superior performance or achieve greater market acceptance than our products. Furthermore, current or potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new alliances among our competitors will emerge and rapidly acquire market share, which would harm our business.

  In addition, many of our customers and potential customers have substantial technological capabilities and financial resources. Some customers have already developed, or in the future may develop, technologies that will compete directly with our products and services. Because these companies do not purchase all of their semiconductors from suppliers such as us, if they displace our customers in the equipment market, our customers would no longer need our products, and our business, financial condition and results of operations would be seriously harmed.

  Given the highly competitive environment in which we operate, we cannot be sure that any current competitive advantages enjoyed by our products will be sufficient to establish or sustain our position in the market. Any increase in price from our suppliers or other competition could result in erosion of our market share and could harm our business, financial condition and results of operations. We cannot be sure that we will have the financial resources, technical expertise or marketing and support capabilities to continue to compete successfully.


Intellectual Property

  We rely primarily on a combination of patents, copyrights, trademarks, trade secret laws, contractual provisions, licenses and maskwork protection to protect our intellectual property. We also enter into confidentiality agreements with our employees, consultants and customers and seek to control access to, and distribution of, our other proprietary information. However, these measures afford only limited protection. There is no guarantee that such safeguards will protect our intellectual property and other valuable competitive information.

  Our success depends significantly upon our ability to protect our intellectual property. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Our competitors may also independently develop similar technologies. In addition, in the past, competitors have recruited our employees who have had access to our proprietary technologies, processes and operations. Our competitors' recruiting efforts, which we expect will continue, expose us to the risk that such employees will misappropriate our intellectual property. Furthermore, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. Many U.S. companies have encountered substantial infringement problems in such countries, some of which are countries in which we have sold and continue to sell products. There is a risk that our means of protecting our proprietary rights may not be adequate. Our failure to adequately protect our proprietary rights may seriously harm our business.

  As of April 2, 2000, we have been granted two patents in the United States, with three counterpart patents in other countries. Our patents have expiration dates ranging from 2016 to 2017. In addition, we have nine patent applications pending in the United Kingdom and twelve pending in the United States. We also have counterpart patent applications pending in various countries other than the United Kingdom and the United States. These patents may never be issued. Even if these patents are issued, taken together with our existing patents, they may not provide sufficiently broad protection to protect our proprietary rights, or they may prove to be unenforceable. We also utilize unpatented proprietary know-how and trade secrets and employ various methods to protect our trade secrets and know-how.

  From time to time, we may desire or be required to renew or to obtain licenses from others in order to further develop and market commercially viable products effectively. We cannot be sure that any necessary licenses will be available or will be available on reasonable terms.

  We have registered the trademarks "Virata," "ATMOS" and "ATOM". The Virata Logo, "ISOS," "Proton," "Hydrogen," "Helium," "Lithium," "Beryllium," "Boron" and "Neon" are also trademarks of Virata Corporation.


Employees

  As of April 27, 2000, we had 205 full-time employees in our worldwide operations. Of that total, 125 were primarily engaged in engineering, 44 were engaged in sales and marketing and the remainder were engaged in operational, financial and administrative functions. As of April 27, 2000, our employees were employed at the following facilities:

  . 36 of our employees were employed at our facilities in Santa Clara, California;
  . 71 of our employees were employed at our facilities in Cambridge, England; . 42 of our employees were employed at our facilities in Raleigh, North
     Carolina;
  . 25 of our employees were employed at our facilities in Santa Barbara, California;
  . 15 of our employees were employed at our facilities in Kfar Saba, Israel; . 12 of our employees were employed at our facilities in Marlborough,
     Massachusetts; and
  .  4 of our employees were employed at our facilities in Taipei, Taiwan.

  None of our employees are covered by, nor are we a party to, any collective bargaining agreement. We believe our employee relations are good.

Executive Officers and Directors

As of April 2, 2000, the executive officers and directors of the Company are as follows:

               Name                      Age                                      Position
               ----                      ---                                     ---------
Charles Cotton.....................       53      Chief Executive Officer and Director
Michael Gulett.....................       46      President, Chief Operating Officer
Andrew Vought......................       45      Senior Vice President, Finance, Chief Financial Officer and Secretary
Martin Jackson.....................       41      Chief Technology Officer and Director
Thomas Cooper......................       50      Senior Vice President, Corporate Development
Duncan Greatwood...................       32      Vice President, Marketing
Dr. Hermann Hauser.................       51      Chairman of the Board
Marco De Benedetti.................       37      Director
Gary Bloom.........................       39      Director
Bandel Carano......................       38      Director
Professor Andrew Hopper............       46      Director
Peter Morris.......................       43      Director
Patrick Sayer......................       42      Director
Giuseppe Zocco.....................       34      Director

  Charles Cotton has been our Chief Executive Officer and a member of our board of directors since September 1997. Mr. Cotton joined us in January 1995, first as a consultant, and then in August 1995 as our General Manager, Europe, and was subsequently promoted to Chief Operating Officer in July 1996. From January 1991 to December 1995, Mr. Cotton was an independent consultant. In 1990, he served as Chief Executive Officer of Shandwick Europe, a public relations consulting firm. From 1988 to 1989, Mr. Cotton served as President of Thermal Scientific and as a Director of its parent company, Thermal Scientific plc. From 1983 to 1986, he served in a variety of international marketing and operations functions for Sinclair Research. Mr. Cotton holds an honors degree in Physics from Oxford University.

  Michael Gulett joined us in November 1998 as Chief Operating Officer and was promoted to President and Chief Operating Officer in June 1999. Prior to joining us, Mr. Gulett was President and Chief Executive Officer at Paradigm Technology, a developer of fast, static memory solutions, in Milpitas, California, from February 1993 to June 1998. Mr. Gulett has also held management positions at VLSI Technology, California Devices, Intel Corporation and NCR. Mr. Gulett holds a B.S.E.E. from the University of Dayton.

  Andrew Vought joined us in May 1996 as Chief Financial Officer and Secretary and was named Senior Vice President of Finance in September 1997. From January 1995 to May 1996, Mr. Vought founded and served as a General Partner of Cheyenne Capital Corporation, a private venture capital firm. From May 1990 to July 1994, Mr. Vought served as Chief Financial Officer of Micro Power Systems, an analog semiconductor company. Mr. Vought has also held senior finance and manufacturing management positions with Diasonics and the European semiconductor operations of Texas Instruments. Mr. Vought serves on the board of directors of SCM Microsystems Inc. a supplier of digital access control and connectivity solutions. Mr. Vought holds a M.B.A. from the Harvard Business School and a B.S. in Finance and a B.A. in Environmental Studies from the University of Pennsylvania.

  Martin Jackson is our Chief Technology Officer and has directed new product development since joining us in April 1994. Prior to joining us, Mr. Jackson was a co-founder and Vice President of Technology of EO--formerly Active Book Company. Mr. Jackson also co-founded Tadpole Technology, a developer of high performance computer boards. Mr. Jackson is acknowledged as a leader in the application of asynchronous transfer mode technology for provisioning broadband in the local loop and serves on the board of directors of the DSL Forum. Mr. Jackson holds an M.A. in Electrical Sciences from the University of Cambridge.

  Thomas Cooper is our Senior Vice President, Corporate Development and has been employed by us in various capacities since December 1994. Prior to joining us, Mr. Cooper served as Vice President of Distribution for Network Equipment Technologies Inc., an early entrant into in the asynchronous transfer mode market, from 1992 to December 1994. He holds a M.B.A. from the University of Toledo (Ohio) and a B.A. in English from Hamilton College.

  Duncan Greatwood became our Vice President, Marketing, and previously served as our Vice President, European Sales since joining us in November 1997. Prior to joining us, Mr. Greatwood held a variety of management positions in the software engineering and marketing functions of Madge Networks, a network equipment company, from 1989 to November 1997. At Madge Networks, Mr. Greatwood was responsible for activities in the areas of voice-over-IP (Internet Protocol) and multiservice networking. Mr. Greatwood holds a degree in Mathematics from Oxford University and an M.B.A. from London Business School.

  Dr. Hermann Hauser is one of our co-founders and has served as our Chairman since March 1993. Dr. Hauser also serves as a member of the Compensation Committee of the Board of Directors. Dr. Hauser's principal occupation is Director of Amadeus Capital Partners Ltd., a venture capital fund management company a position he has held since December 1997. Dr. Hauser has also co-founded more than 20 other high technology companies, including Acorn Computer Group plc, EO Ltd., Harlequin, IXI Ltd., Vocalis, Electronic Share Information, Advanced Displays Limited and SynGenix. Dr. Hauser holds a Ph.D. in Physics from Cambridge University.

  Marco De Benedetti has served as a member of our board of directors since July 1994. Mr. De Benedetti has been the Chairman and Managing Director of Telecom Italia Mobile S.p.A., Europe's largest cellular phone operator since July 1999. Prior to joining Telecom Italia Mobile, Mr. De Benedetti was chairman of Infostrada S.p.A., a company controlled by Olivetti operating as an alternative fixed line carrier in Italy from 1990 to July 1999. Prior to joining Olivetti in 1990, Mr. De Benedetti worked for the investment bank Wasserstein, Perella & Co. in mergers and acquisitions from 1987 to 1989. Mr. De Benedetti holds an M.B.A. from the Wharton School of the University of Pennsylvania and a B.S. in Economics and History from Wesleyan University.

  Gary Bloom has served as a member of our board of directors since February 1999. Mr. Bloom is Executive Vice President of Oracle Corporation and has been employed by Oracle since September 1986. Mr. Bloom received a B.S. in Computer Science from California Polytechnic State University at San Luis Obispo.

  Bandel Carano has served as a member of our board of directors since May 1995. Mr. Carano also serves as a member of the Compensation Committee of the Board of Directors. Mr. Carano is a General Partner of Oak Investment Partners in Palo Alto, California, a private venture capital firm, which he joined in 1985. Mr. Carano currently serves as a member of the Investment Advisory Board of the Stanford University Engineering Venture Fund. Mr. Carano also serves as a member of the board of Advanced Radio Telecom Corp., Metawave Communications Corp., Wireless Facilities, Inc. and several private companies. Mr. Carano holds both a M.S. and a B.S. in Electrical Engineering from Stanford University.

  Professor Andrew Hopper is one of our co-founders and has served as a member of our board of directors since March 1993. Since November 1997, Professor Hopper has been the Professor of Communications Engineering within the Department of Engineering at Cambridge University and prior to that he was a Reader. Since 1986, Professor Hopper has also been the Managing Director of the Olivetti Research Laboratory, now AT&T Laboratories-Cambridge. Professor Hopper is considered one of the early developers of asynchronous transfer mode technology and has over 20 years experience in networking, computer systems and multimedia. Professor Hopper is also involved with the commercialization of technology with a number of Cambridge-area firms. Professor Hopper is a Fellow of the Royal Academy of Engineering and holds a Ph.D. from Cambridge University.

  Peter T. Morris has served as a member of our board of directors since May 1995. Mr. Morris also serves as a member of the Audit Committee of the Board of Directors. Mr. Morris is a General Partner of New Enterprise Associates, a private venture capital firm, in Menlo Park, California, where he has been employed since 1992. Mr. Morris specializes in information technologies, with a focus on communications and the Internet. His current board memberships include Gadzoox Networks Inc., Packeteer Inc. and several private companies. Before joining New Enterprise Associates, Mr. Morris served in various capacities with Telebit Corporation from 1987 to 1991. Prior to that he was with Montgomery Securities, an investment bank, from 1985 to 1987, and Bain & Company, a management consultancy, from 1980 to 1982. Mr. Morris holds an M.B.A. and a B.S. in Electrical Engineering from Stanford University.

  Patrick Sayer has served as a member of our board of directors since June 1998. Mr. Sayer also serves as a member of the Audit Committee of the Board of Directors. Mr. Sayer is a General Partner of Lazard Freres et Cie, a French investment bank, where he oversees the technology, telecommunications and media sectors. Mr. Sayer has worked within the Lazard Freres Group throughout his career with assignment in its international advisory group, the corporate finance department and the mergers and acquisitions department. In addition, Mr. Sayer is the Chairman of the Investment Committee of Eurafrance and Gaz et Eaux, two French publicly traded holding companies ultimately controlled by the Lazard Freres Group. Mr. Sayer is a graduate of Ecole Polytechnique and Ecole des Mines de Paris.

  Giuseppe Zocco has served as a member of our board of directors since June 1998. Mr. Zocco also serves as a member of both the Audit Committee and the Compensation Committee of the Board of Directors. Mr. Zocco is a General Partner of Index Ventures, a private venture capital firm based in Geneva, Switzerland, which he joined in 1996. Prior to joining Index Ventures, Mr. Zocco was a management consultant with McKinsey & Company from 1988 to 1996, working in several of its European offices and its EuroCenter, a special consulting unit focused on Pan-European clients. Mr. Zocco holds a M.B.A. from Stanford Business School, a B.A. in Finance from Bocconi University in Milan, and an I.E.P. from the London Business School. He is a director of Belle Systems A/S and Evolve Software, Inc.

Risk Factors

The risks described below and other information included in this Annual Report should be carefully considered. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be harmed. These risk factors are not intended to represent a complete list of the general or specific risk factors that may affect us.

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

 Because we expect to continue to incur net losses, the price of our stock may decline and we may not be able to implement our business strategy

  We have not reported an operating profit for any fiscal year since our incorporation and experienced net losses of approximately $26.1 million, $17.2 million and $10.3 million for the fiscal year ended April 2, 2000 and the fiscal years ended March 31, 1999 and 1998, respectively. We expect to continue to incur net losses, and these losses may be substantial. Further, we expect to incur substantial negative cash flow in the future. Accordingly, our ability to continue to operate our business and implement our business strategy may be hampered and the value of our stock may decline.

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

  .  the rate of market acceptance of high speed network access;
  . the rate of market acceptance of our products and the demand for equipment that incorporates our products;
  .  changes in industry standards governing DSL technologies;
  .  the extent and timing of new customer transactions;
  . personnel changes, particularly those involving engineering and technical personnel;
  .  regulatory developments; and
  .  general economic trends.

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

 Because our operating results from quarter to quarter may fluctuate, the price of our stock may decline

  Our revenues, expenses and operating results have fluctuated in the past and are likely to fluctuate significantly in the future on a quarterly and an annual basis due to a number of factors, many of which are outside our control. For example, our results of operations have been negatively affected by the following:

  . the loss of or decrease in sales to a major customer or failure to complete significant transactions;
  . the timing and size of semiconductor orders from, and shipments to, our existing and new customers;
  . unexpected delays in introducing new or enhanced products, including manufacturing delays;
  . the volume and average cost of products manufactured; and . the timing and size of expenses, including expenses of developing new products and product improvements.

  Accordingly, our revenues, expenses and results of operations could vary significantly in the future, and you should not rely upon period-to-period comparisons as indications of future performance. Such fluctuations may make our stock unattractive to investors and result in a decline in the price of our stock.

 Because our business is dependent upon the broad deployment of DSL services by telecommunications service providers, we may not be able to generate substantial sales of our products if such deployment does not occur

  Our products are incorporated in equipment that is targeted at end-users of DSL technologies. Consequently, the success of our products may depend upon the decision by telecommunications service providers to broadly deploy DSL technologies and the timing of such deployment. If telecommunications service providers do not offer DSL services on a timely basis or if there are technical difficulties with the deployment of DSL services, sales of our products may decline, which would have a negative effect on our results of operations. Factors that may impact this deployment include:

  . a prolonged approval process, including laboratory tests, technical trials, marketing trials, initial commercial deployment and full commercial deployment;
  . the development of a viable business model for DSL services, including the capability to market, sell, install and maintain DSL services;
  . cost constraints, such as installation costs and space and power requirements at the telecommunications service provider's central office;
  . evolving industry standards for DSL technologies; and . government regulation.

 Because our products are components of other equipment, if equipment manufacturers do not incorporate our products in their equipment, we may not be able to generate adequate sales of our products

  Our products are not sold directly to the end-user; rather, they are components of other products. As a result, we rely upon equipment manufacturers to design our products into their equipment. We further rely on this equipment to be successful. If equipment that incorporates our products is not accepted in the marketplace, we may not achieve adequate sales volume of our products, which would have a negative effect on our results of operations.

 Because the requirements of our customers frequently change, we may not be able to anticipate trends in the markets for our products, which could result in a decline in sales of our products

  We must anticipate the price, performance and functionality requirements of equipment manufacturers who design DSL equipment. We must also successfully develop products that meet these requirements and make these products available on a timely basis and in sufficient quantities. If we do not anticipate trends in the DSL market and meet the requirements of manufacturers of DSL equipment, we may be unable to generate substantial sales of our products, which would have a negative effect on our results of operations.

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

 Because we depend on third party foundries to manufacture, assemble and test our products, we may experience delays in receiving semiconductor devices

  We do not own or operate a semiconductor fabrication facility. Rather, our semiconductor devices are generally manufactured at independent foundries. We intend to continue to rely on third-party foundries and other specialist suppliers for all of our manufacturing, assembly and testing requirements. However, these foundries are not obligated to supply products to us for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order that has been accepted by one of them. As a result, we cannot directly control semiconductor delivery schedules, which could lead to product shortages, quality assurance problems and increases in the costs of our products. In addition, we have occasionally experienced delays in receiving semiconductor devices from foundries due to foundry scheduling and process problems. To date, such delays have not had a material effect on our results of operations. However, we may experience delays in the future and we cannot be sure that we will be able to obtain semiconductors within the time frames and in the volumes required by us at an affordable cost or at all. Any disruption in the availability of semiconductors or any problems associated with the delivery, quality or cost of the fabrication assembly and testing of our products could significantly hinder our ability to deliver our products to our customers and may result in a decrease in sales of our products.

  If the foundries we currently use are unable to provide us with semiconductors, we may be required to seek a new manufacturer of our semiconductors, and we cannot be certain that a new manufacturer of our semiconductors will be available. Furthermore, switching to a new manufacturer could require six months or more and would involve significant expense and disruption to our business.

 Because we depend on third party foundries, if there is a shortage in worldwide foundry capacity, we may not be able to obtain sufficient manufacturing capacity to meet our requirements

  From time to time there may be shortages in worldwide foundry capacity due to increases in semiconductor demand or other factors. In the event of such a shortage, we may not be able to obtain a sufficient allocation of foundry capacity to meet our product needs. In addition, such a shortage could lengthen our products' manufacturing cycle and cause a delay in the shipments of our products to our customers. This could ultimately lead to a loss of sales of our products and have a negative effect on our results of operations.

 Because we may be required to enter into financial and other arrangements with foundries in order to secure foundry capacity, our earnings or the ownership of our stockholders may be diluted

  Allocation of a foundry's manufacturing capacity may be influenced by a customer's size or the existence of a long-term agreement with the foundry. To address foundry capacity constraints, other semiconductor suppliers that rely on third-party foundries have utilized various arrangements, including equity investments in or loans to independent component manufacturers, in exchange for guaranteed production capacity, joint ventures to own and operate foundries, or "take or pay" contracts that commit a company to purchase specified quantities of components over extended periods. While we are not currently a party to any of these arrangements, we may enter into such arrangements in the future and may use a portion of the proceeds from this offering to do so. We cannot be sure, however, that these arrangements will be available to us on acceptable terms or at all. Any of these arrangements could require us to commit substantial capital. The need to commit substantial capital could require us to obtain additional debt or equity financing, which could result in dilution to our earnings or the ownership of our stockholders. We cannot be sure that this additional financing, if required, would be available when needed or, if available, could be obtained on terms acceptable to us.

 Because the manufacture of our products is complex, the foundries on which we depend may not achieve the necessary yields or product reliability that our business requires

  The manufacture of our products is a highly complex and precise process, requiring production in a highly controlled environment. Changes in manufacturing processes or the inadvertent use of defective or contaminated materials by a foundry could adversely affect the foundry's ability to achieve acceptable manufacturing yields and product reliability. If the foundries we currently use do not achieve the necessary yields or product reliability, our customer relationships could suffer. This could ultimately lead to a loss of sales of our products and have a negative effect on our results of operations.

 Because we depend on a license from Advanced RISC Machines to manufacture certain of our planned communicator processor products, our loss of or inability to maintain the license could result in increased costs or delays in the manufacturing of our products

  Our communicator processor products feature embedded ARM RISC microprocessors and, accordingly, are required to be manufactured under a license from Advanced RISC Machines, or ARM, the owner of the intellectual property to the ARM RISC microprocessor. In the past, we were required to use foundries with an ARM license for the manufacture of our communicator processor products. In June 1999, we obtained a per semiconductor design ARM license, which means that we are now able to select foundry suppliers that best meet our quality, delivery and cost objectives regardless of whether they have their own ARM license or not. With this greater flexibility, we are able to assume more of the manufacturing and quality control responsibilities, including contracting for wafer processing, assembly and testing from separate suppliers. If we lose or are unable to maintain the per semiconductor design license, we would be required to seek alternative fabrication facilities in our manufacturing of our communicator processor products. Without the ARM license, the number of fabrication facilities we could use in our manufacturing would be substantially reduced to those fabrication facilities that themselves have been directly licensed by Advanced RISC Machines. Accordingly, the loss of, or our inability to maintain the ARM license may result in increased costs or delays in our ability to manufacture our products and could harm our results of operations. In addition, ARM is only required to indemnify us against intellectual property infringement claims up to a specified dollar amount.

 Because we rely on the technology of third parties, the loss of or inability to obtain the third party technology could result in increased costs or delays in the production or improvement of our products

  We currently license needed access to technology of third parties to develop and manufacture our products, including licenses from Advanced RISC Machines, AltoCom Limited, and Wind River Systems, Inc. If any of these third party providers were to change their product offerings or terminate our licenses, we would incur additional developmental costs and, perhaps, delays in production, or be forced to modify our existing or planned software product offerings. In addition, if the cost of any of these third party licenses or products significantly increases, we could suffer a resulting increase in costs or delays in our ability to manufacture our products or provide complete customer solutions and this could harm our results of operations. We cannot be sure that such third party licenses or substitutes will be available on commercially favorable terms. Because our customer base is concentrated, the loss of one or more of our customers may result in a loss of a significant amount of our revenues.

  A relatively small number of customers account for a large percentage of our total revenues. We expect this trend to continue. Our business will be seriously harmed if we do not generate as much revenue as we expect from these customers, experience a loss of any of our significant customers or suffer a substantial reduction in orders from these customers. For the fiscal year ended April 2, 2000, Orckit Communications and Westell Technologies accounted for 23.1% and 15.1%, respectively, of our total revenues. For the fiscal year ended March 31, 1999, Com21 and Orckit Communications accounted for 22.6% and 15.7%, respectively, of our total revenues. Our future success depends in significant part upon the decision of our customers to continue to purchase products from us. Furthermore, it is possible that equipment manufacturers may design and develop internally, or acquire, their own semiconductor technology, rather than continue to purchase semiconductors from third parties like us. If we are not successful in maintaining relationships with key customers and winning new customers, sales of our products may decline. In addition, because a significant portion of our business has been and is expected to continue to be derived from orders placed by a limited number of large customers, variations in the timing of these orders can cause significant fluctuations in our operating results.

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

 Because most of our revenues have been and will be derived from a limited number of products, we may not be able to generate sufficient revenues to sustain our business if any of these products fail to gain market acceptance

  For the fiscal year ended April 2, 2000, approximately 44.6%, 30.9% and 24.5%, respectively, of our semiconductor revenues were generated from sales of our Helium and Hydrogen products and our Proton family. We expect that our Proton family and Hydrogen products will represent a diminishing proportion of our total revenues while a substantial portion of our total revenues will be derived from our Helium and Beryllium products in the foreseeable future. Therefore, broad market acceptance of the Helium and Beryllium products is critical to our success. We cannot be sure that our products will attain broad market acceptance. The failure of our products to achieve broad market acceptance could result in a decrease in our revenues, which would have a negative impact on our results of operations and financial condition.

Because our products typically have lengthy sales cycles, we may experience substantial delays between incurring expenses related to research and development and the generation of sales revenue and may not ultimately sell a large volume of our products

  It often takes more than one year, occasionally more than two years, for us to realize volume shipments of our semiconductor products after we first contact a customer. We first work with customers to achieve a design win, which may take six months or longer, at which time we sell a source code license. Our customers then complete the design, testing and evaluation of their systems and begin the marketing process, a period which typically lasts an additional three to six months or longer. As a result, a significant period of time may elapse between our sales efforts and our realization of revenues, if any, from volume purchasing of our products by our customers.

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

 Because defects in our products may give rise to product liability claims against us, we may be required to incur increased expenses and divert management resources away from our operations

  The existence of any defects, errors or failures in our products could lead to product liability claims or lawsuits against us or against our customers. In addition, we have agreed to indemnify certain of our customers in certain limited circumstances against liability from defects in our products. A successful product liability claim could result in substantial cost and divert management's attention and resources, which would have a negative impact on our financial condition and results of operations. Although we have not experienced any product liability claims to date, the sale and support of our products entail the risk of these claims.

 Because we have significant operations in countries outside of the US, we may be subject to political, economic and other conditions affecting such countries that could result in increased operating expenses and regulation of our products

  A significant portion of our operations occur outside the United States. One of our principal subsidiaries is incorporated under the laws of, and its principal offices are located in, the United Kingdom. We also have a facility in Taipei, Taiwan. In addition, on April 27, 2000, we completed the acquisition of Inverness Systems, Ltd, a privately-held corporation based in Israel. Our international operations are subject to a number of risks, including foreign currency exchange rate fluctuations; longer sales cycles; multiple, conflicting and changing governmental laws and regulations; protectionist laws and business practices that favor local competition; difficulties in collecting accounts receivable; and political and economic instability. In addition, in September 1999, Taiwan was affected by a significant earthquake, and the risk of future earthquakes is significant due to the proximity of major earthquake fault lines in the area. Taiwan has also suffered from political unrest. Any future earthquakes, fire, flooding or other natural disasters, political unrest, labor strikes or work stoppages in Taiwan likely would result in the disruption of our operations at that facility. Finally, as a result of our acquisition of Inverness Systems, we are directly affected by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel could significantly harm our business. Israel's economy has been subject to numerous destabilizing factors, including low foreign exchange reserves, fluctuations in world commodity prices, military conflicts and civil unrest. Although Israel has entered into various agreements with certain Arab countries and the Palestinian Authority, and various declarations have been signed in connection with efforts to resolve some of the economic and political problems in the Middle East, we cannot predict whether or in what manner these problems will be resolved. In addition, some of the officers and employees of Inverness are currently obligated to perform annual reserve duty and are subject to being called to active duty at any time under emergency circumstances. We cannot assess the full impact of these requirements on our workforce or business should this occur and we cannot predict the effect on us of any expansion or reduction of their obligations.

 Because we incur a charge for National Insurance Contribution on any gain in the per share price of our stock for stock options granted to our United Kingdom employees, a significant rise in our stock price may harm our result of operations and cash flow.

  Under the laws of the United Kingdom, we must record a charge for National Insurance Contribution on options incurred on any gain in the Company's per share price for stock options granted to our United Kingdom employees. The charge is calculated in the United Kingdom as the difference between the market value of Virata common stock at the close of the period and the exercise price of the option multiplied by a 12.2% tax rate. The calculation is applied to all options issued to our UK employees, vested and unvested. Due to the significant movement in Virata's per share price in the fiscal year ended April 2, 2000, the charge recorded was $4.5 million, creating a cash payment obligation payable upon exercise of vested options by a UK employee. The charge will be revised to take account of the movement in Virata's stock price at each future balance sheet date. Accordingly, a significant rise in our stock price may result in recorded charges which may harm our results of operations and cash payment obligations.

 Because we sell a significant portion of our products in countries other than the US, we may be subject to political, economic and other conditions affecting such countries that could result in increased reduced revenue for our products

  International revenues accounted for 43.6% of our total revenues for the fiscal year ended April 2, 2000. We expect that sales to our international customers will continue to account for a significant portion of our total revenues for at least the next 12 months. Accordingly, we are subject to the political, economic and other conditions affecting countries or jurisdictions other than the United States, including Israel, Europe and Asia. Any interruption or curtailment of trade between the countries in which we operate and their present trading partners, change in exchange rates or a significant downturn in the political, economic or financial condition of these countries could cause demand for and revenue from our products to decrease, cause our costs of doing business to increase or subject us to increased regulation including future import and export restrictions.

 Because we have expanded rapidly and future expansion may be required, we may lack the ability to manage this growth in our operations

  We have rapidly and significantly expanded our operations, including the number of our employees, the geographic scope of our activities and our product offerings. Recently, we completed the acquisitions of D2 Technologies, Inc., a privately-held corporation based in Santa Barbara, California, and Inverness Systems, Ltd, a privately-held corporation based in Kfar Saba, Israel. Our continued success will depend significantly on our ability to integrate these new operations and new personnel. We expect that further significant expansion will be required to address potential growth in our customer base and market opportunities. If we are unable to manage growth effectively, we may not be able to take advantage of market opportunities, develop or enhance our products or our technical capabilities, execute our business plan or otherwise respond to competitive pressures or unanticipated requirements. To successfully manage the anticipated growth of our operations, we believe we must effectively be able to:

  . improve our existing and implement new operational, financial and management information controls, reporting systems and procedures;
  .  hire, train and manage additional qualified personnel;
  . expand and upgrade our core technologies; and . effectively manage multiple relationships with our customers, suppliers and other third parties.

 We may engage in future acquisitions that could dilute our stockholders' equity and harm our business, results of operations and financial condition

  In February 2000, we completed the acquisition of D2 Technologies, Inc., a privately-held corporation based in Santa Barbara, California. D2 Technologies is a leading supplier of telephony and voice over IP software. In April 2000, we completed the acquisition of Inverness Systems, Ltd, a privately-held corporation based in Kfar Saba, Israel. Inverness is a leading supplier of network software solutions. As part of our business strategy, from time to time, we expect to review opportunities to acquire and may acquire other businesses or products that will complement our existing product offerings, augment our market coverage or enhance our technological capabilities. Although we have no current agreements or negotiations underway with respect to any material acquisitions, we may make acquisitions of businesses, products or technologies in the future. However, we cannot be sure that we will be able to locate suitable acquisition opportunities. Future acquisitions by us could result in the following, any of which could seriously harm our results of operations or the price of our stock:

  . issuances of equity securities that would dilute our current stockholder's percentages ownership;
  .  large one-time write-offs;
  .  the incurrence of debt and contingent liabilities;
  . difficulties in the assimilation and integration of the operations, personnel, technologies, products and the information systems of the acquired companies;
  .  diversion of management's attention from other business concerns;
  .  contractual disputes;
  . risks of entering geographic and business markets in which we have no or only limited prior experience; and
  .  potential loss of key employees of acquired organizations.

 Use of our products requires significant training and support and, because of our limited resources, we may not be able to support the demand for our products

  The development of equipment using our products requires significant training and support. If we are unable to provide this training and support for our products, more time may be necessary to complete the implementation process and customer satisfaction may be adversely affected. In addition, our suppliers may not be able to meet increased demand for our products. We cannot be sure that our systems, procedures or controls or those of our suppliers will be adequate to support the anticipated growth in our operations or the demand for our products. This may result in a decline in the sales of our products and have a negative impact on our results of operations.

 Our executive officers and key personnel are critical to our business, and because there is significant competition for personnel in our industry, we may not be able to attract and retain such qualified personnel

  Our success depends to a significant degree upon the continued contributions of our executive management team, and our technical, marketing, sales customer support and product development personnel. The loss of significant numbers of such personnel could significantly harm our business, financial condition and results of operations. We do not have any life insurance or other insurance covering the loss of any of our key employees.

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

  We have entered into employment agreements with our executive officers and certain other key employees that provide for set terms of employment. In addition, all of our employees in the United Kingdom and Israel have employment agreements governed by the laws of the United Kingdom and Israel. Our employment agreements do not contain anti-competition clauses.

 Because the markets in which we compete are highly competitive and many of our competitors have greater resources than we have, we cannot be certain that our products will be accepted in the marketplace or capture market share

  The market for software and communications semiconductor solutions is intensely competitive and characterized by rapid technological change, evolving standards, short product life cycles and price erosion. We expect competition to intensify as current competitors expand their product offerings and new competitors enter the market. Given the highly competitive environment in which we operate, we cannot be sure that any competitive advantages enjoyed by our products would be sufficient to establish and sustain our products in the market. Any increase in price or other competition could result in erosion of our market share, to the extent we have obtained market share, and would have a negative impact on our financial condition and results of operations. We cannot be sure that we will have the financial resources, technical expertise or marketing and support capabilities to continue to compete successfully.

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

  We believe our principal competitors include or will include Alcatel Microelectronics, Analog Devices, Centillium Technology, Conexant Systems, GlobeSpan, Lucent Technologies, Motorola, Texas Instruments and Broadcom. In addition, there have been a number of announcements by other semiconductor companies including Intel and smaller emerging companies that they intend to enter the market segments adjacent to or addressed by our products.

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

 Because of changing customer requirements and emerging industry standards, we may not be able to achieve broad market acceptance of our products

  Our success is dependent, in part, on our ability, in a timely and cost-effective manner, to:

  . successfully develop, introduce and market new and enhanced products at competitive prices in order to meet changing customer needs;
  . respond effectively to new technological changes or new product announcements by others;
  . effectively use and offer leading technologies; and . maintain close working relationships with our key customers.

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

 Because other high speed data transmission technologies may compete effectively with digital subscriber line services, our products may not achieve anticipated unit growth

  DSL services are competing with a variety of different broadband data transmission technologies, including cable modems, satellite and other wireless technologies. If any technology that is competing with DSL technology is more reliable, faster, less expensive or has other advantages over DSL technology, then the demand for our semiconductors may decrease, which would have a negative impact on our operating results.

 Because price competition among our competitors and volume purchases by large customers may result in a decrease in the average per unit selling price of our products, our gross margins for our products may decline

  We expect that price competition among our competitors and volume purchases of our products at discounted prices will have a negative effect on our gross margin for these products. We anticipate that average per unit selling prices of DSL semiconductors will continue to decline as product technologies mature. Since we do not manufacture our own products, we may be unable to reduce our manufacturing costs in response to declining average per unit selling prices. Many of our competitors are larger and have greater resources, and therefore may be able to achieve greater economies of scale and would be less vulnerable to price competition. Further, we expect that average per unit selling prices of our products will decrease in the future due to volume discounts to our large customers. These declines in average per unit selling prices will generally lead to declines in our gross margins for these products.

 Because the measures on which we rely to protect our intellectual property rights afford only limited protections, we may lose any competitive advantage we may have

  The measures on which we rely to protect our intellectual property afford only limited protection and we cannot be certain that these safeguards will adequately protect our intellectual property and other valuable competitive information. In addition, the laws of some countries in which we sell or plan to sell our products, including the Peoples' Republic of China, Korea and certain other Asian countries, may not protect our proprietary rights as fully as do the laws of the United States, the United Kingdom, or Israel. If we are unable to adequately protect our proprietary rights, we may lose any competitive advantage we may have over our competitors. This may have a negative impact on sales of our products and our results of operations.

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

 Because our industry is characterized by frequent litigation over intellectual property rights, we may be required to incur substantial expenses and divert management resources

  The industries in which we compete are characterized by numerous allegations of patent infringement among competitors. Such an infringement claim could be asserted against us or by us in the future. The defense or prosecution of any such claim could result in us incurring substantial expenses and diverting significant management attention and other resources away from our operations. In the event of an adverse result in any future litigation or claim, we may be required to:

  . pay substantial damages, including treble damages if we are held to have willfully infringed on the intellectual property of another;
  .  halt the manufacture, use and sale of infringing products or technology;
  .  forfeit a competitive advantage;
  . expend significant resources to develop non-infringing technology; or . obtain licenses to the infringing technology, which may not be available on commercially reasonable terms, or at all.

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

 Because our products and those of our customers are subject to government regulations, changes in current or future laws or regulations could cause sales of our products to decline

  The jurisdiction of the Federal Communications Commission, or FCC, extends to the entire U.S. communications industry, including our customers and their products and services that incorporate our products. Future FCC regulations affecting the U.S. communications services industry, our customers or our products may have a negative effect on our business. For example, FCC regulatory policies that affect the availability of data and Internet services may impede our customers' penetration into certain markets or affect the prices that they are able to charge. This may cause sales of our products to decline. In addition, international regulatory bodies have introduced new regulations for the communications industry. Delays caused by our compliance with regulatory requirements may result in order cancellations or postponements of product purchases by our customers, which would have a negative impact on our results of operations and financial condition.

 Because the Nasdaq stock market is likely to experience extreme price and volume fluctuations, the price of our stock may decline even if our business is doing well

  The stock markets, and in particular the Nasdaq stock market, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. We also expect that the market price of our common stock will fluctuate as a result of variations in our quarterly operating results. These fluctuations may be exaggerated if the trading volume of our common stock is low. In addition, due to the technology-intensive and emerging nature of our business, the market price of our common stock may rise and fall in response to:

  .  announcements of technological or competitive developments;

  .  acquisitions or strategic alliances by us or our competitors;

  .  the gain or loss of a significant customer or order; and

  . changes in estimates of our financial performance or changes in recommendations by securities analysts.

  Accordingly, market fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock.

 Because of likely fluctuations in the price of our stock we may be subject to class action litigation, which could distract management and result in substantial costs

  In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources from our operations and sales of our products, which would have a negative impact on our financial condition and results of operations.


ITEM 2 - Properties.

  Our headquarters are located in Santa Clara, California, where we lease approximately 13,000 square feet of office space under a lease that expires in September 2001. Additionally, we lease the following space for our other facilities:

  . approximately 9,600 square feet of office and laboratory space in Cambridge, England, under two leases that expire in 2004 and 2005;
  . approximately 13,200 square feet of office space in Raleigh, North Carolina, under a lease that expires in September 2003;
  . approximately 15,000 square feet of office and laboratory space in Santa Barbara, California under leases that expire in January 2002 and April 2002;
  . approximately 2,100 square feet of office and laboratory space in Kfar Saba, Israel under a lease that expires in December, 2001;
  . approximately 2,800 square feet of office space in Marlborough, Massachusetts under a lease that expires in August 2004; and
  . approximately 1,950 square feet of office space in Taipei, Taiwan under a lease that expires in August 2001.

  We are expanding rapidly and we anticipate that we may need to expand our office space within the next 12 months.


ITEM 3 -- Legal Proceedings.

  We are not currently a party to any material legal proceedings, nor to our knowledge, is any such proceeding threatened.

ITEM 4 -- Submission Of Matters To A Vote Of Security Holders.

The Company held a special meeting of shareholders on May 1, 2000. At such meeting, the following actions were voted upon:

Proposal to approve an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock from 40,000,000 to 450,000,000 to accommodate a 2 for 1 stock split of the Company's Common Stock and to provide the Company with adequate flexibility in the future with respect to the issuance of its Common Stock.


      Votes For     Votes Against     Withheld    Abstentions     Non-Votes
      13,001,748       683,456            0             0          9,619,639

PART II

ITEM 5 -- Market For Registrant's Common Stock And Related Stockholder Matters.


  Our common stock began trading on The Nasdaq Stock Market's National Market under the symbol "VRTA" effective November 17, 1999. Prior to that date, there was no public market for our Common Stock. The following table sets forth for the periods indicated the high and low closing prices for our common stock, as reported by Nasdaq:


                                                                 High     Low
                                                                 ----     ---
Fiscal Year Ending April 2, 2000
     Third Quarter (beginning November 17, 1999)...........      $ 20.50  $12.00
     Fourth Quarter.........................................     $111.00  $13.50


  The last reported sale price for our common stock on the Nasdaq National Market was $53.38 per share on June 5, 2000. As of April 2, 2000, there were approximately 199 holders of record of our common stock.

  We have never declared nor paid any dividends on our capital stock. We currently intend to retain any future earnings for use in the operation and expansion of our business, and we do not anticipate paying any dividends on our capital stock in the foreseeable future. Additionally, our line of credit currently prohibits the payment of dividends.


ITEM 6 -- Selected Financial Data.


                     SELECTED CONSOLIDATED FINANCIAL DATA

  The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes beginning on page 43 of this Annual Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 30 of this Annual Report. The selected consolidated statement of operations data for each of the three fiscal years ended April 2, 2000, March 31, 1999 and 1998 and selected consolidated balance sheet data as of April 2, 2000 and March 31, 1999 are derived from, and qualified by reference to, the audited consolidated financial statements included elsewhere in this Annual Report. The selected consolidated statement of operations data for the fiscal years ended March 31, 1998, 1997 and 1996 and selected consolidated balance sheet data as of March 31, 1998, 1997 and 1996 are derived from audited financial statements not included in this Annual Report. Information for the fiscal year ended March 31, 1999 includes the results of operations for RSA Communications, Inc. only since July 17, 1998, the closing date of the acquisition. Information for the fiscal year ended April 2, 2000 includes the results of operations of D2 Technologies, Inc. since February 10, 2000, the closing date of the acquisition.

  Effective October 3, 1999, we changed our fiscal year such that each quarter ends on the Sunday closest to the calendar quarter end.

                                                                                      Year Ended
                                                                                      ----------
                                                               April 2,   March 31,   March 31,   March 31,   March 31,
                                                               --------   ---------   ---------   ---------   ---------
                                                                 2000       1999        1998        1997        1996
                                                               --------   ---------   ---------   ---------   ---------
                                                                        (in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
  Semiconductors.............................................  $ 14,041    $  2,784    $    505     $    --     $    --
  License....................................................     3,717       1,628       1,570         971          85
  Services and royalty.......................................     1,724       2,367       1,206       1,134         333
  Systems....................................................     2,295       2,477       5,650       4,848       2,424
                                                               --------    --------    --------     -------     -------
     Total revenues..........................................    21,777       9,256       8,931       6,953       2,842
                                                               --------    --------    --------     -------     -------
Cost of revenues:
  Semiconductors.............................................     9,651       2,421         325          --          --
  License....................................................       107          --          --          --          --
  Services and royalty.......................................       701         528         192         185          55
  Systems....................................................       780       1,048       3,270       3,754       1,854
                                                               --------    --------    --------     -------     -------
     Total cost of revenues..................................    11,239       3,997       3,787       3,939       1,909
                                                               --------    --------    --------     -------     -------
Gross profit.................................................    10,538       5,259       5,144       3,014         933
                                                               --------    --------    --------     -------     -------
Operating expenses:
  Research and development...................................    12,331       8,323       3,987       3,518       4,402
  Sales and marketing........................................     5,350       2,917       4,076       4,753       4,037
  General and administrative.................................     5,976       5,567       4,917       3,410       2,096
  Restructuring costs........................................        --          --       1,871          --          --
  National Insurance Contribution on options.................     4,471          --          --          --          --
  Amortization of intangible assets..........................     4,497         549          --          --          --
  Amortization of stock compensation.........................       907       1,394         399          --          --
  Acquired in-process research and development...............     5,324       5,260          --          --          --
                                                               --------    --------    --------     -------     -------
     Total operating expenses................................    38,856      24,010      15,250      11,681      10,535
                                                               --------    --------    --------     -------     -------
Loss from operations.........................................   (28,318)    (18,751)    (10,106)     (8,667)     (9,602)
Interest and other income (expense), net.....................     2,210       1,594        (172)        127         264
                                                               --------    --------    --------     -------     -------
Net loss.....................................................  $(26,108)   $(17,157)   $(10,278)    $(8,540)    $(9,338)
                                                               ========    ========    ========     =======     =======
Net loss per share:
  Basic and diluted..........................................  $  (1.40)   $  (4.46)   $  (3.00)    $ (2.68)    $ (2.99)
                                                               ========    ========    ========     =======     =======
  Weighted average shares....................................    18,672       3,845       3,428       3,186       3,128
                                                               ========    ========    ========     =======     =======

                                                                        April 2,  March 31,  March 31,   March 31,  March 31,
                                                                        --------  ---------  ---------   ---------  ---------
                                                                          2000       1999      1998         1997      1996
                                                                        --------  ---------  ---------   ---------  ---------
                                                                                           (in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents..................................             $ 60,193    $ 8,616    $   767     $ 3,752     $1,315
Working capital............................................               70,631      8,042     (3,653)      6,346        451
Total assets...............................................              181,362     19,187      5,950      12,066      4,422
Total long term liabilities................................                1,178      1,130        738         875         48
Total stockholders' equity (deficit).......................              161,788     12,719     (3,085)      6,857      1,850

ITEM 7 -- Management's Discussion And Analysis Of Results Of Operations And Financial Condition.

  This section of this Annual Report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as "anticipates," "believes," "expects," "future," and "intends," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. These risks are described in "Risk Factors" and elsewhere in this Annual Report.

Overview

  Our predecessor company, Virata Limited, was formed in 1993 as Advanced Telecommunications Modules Limited, a corporation organized in the United Kingdom, as a spin-out from the Olivetti Research Laboratories (now AT&T Laboratories). Until 1995, we were a development-stage company focused primarily on product development. From our first production revenue shipment in April 1995 through March 1996, we focused on developing and delivering ATM-based, board-level systems primarily for local area network applications. In mid-1996, we began licensing our software suite and selling our semiconductors to developers of broadband access products. In September 1997, we ceased development of our systems products and focused exclusively on expanding our software offering and developing additional semiconductors for the broadband marketplace with a focus on the digital subscriber line, or DSL, market. In February 1998, the predecessor company changed its name to Virata Limited. In July 1998, the predecessor company completed its acquisition of RSA Communications, Inc. ("RSA"), a corporation organized in North Carolina. RSA was subsequently renamed to Virata Raleigh Corporation. On February 10, 2000, we completed the acquisition of D2 Technologies Inc., a provider of digital voice and telephony software solutions. On April 27, 2000 we completed the acquisition of Inverness Systems Ltd., a provider of networking software solutions. Effective October 3, 1999, we changed our fiscal year such that each quarter ends on the Sunday closest to the calendar quarter end.

  On November 16, 1999, we completed a reorganization of Virata Limited, pursuant to which:

  . each of Virata Limited's previously outstanding ordinary and preference shares were cancelled;
  . Virata Limited issued 64,811,364 new ordinary shares to the company, thereby becoming our wholly-owned subsidiary;
  . we assumed all of the outstanding options and warrants of Virata Limited; . we effected a 1 for 6.7 reverse stock split of our common stock; and . we issued 29,344,096 shares of our common stock to the former shareholders of Virata Limited.

  The reorganization was effected pursuant to a share reconstruction under
Section 425 of the United Kingdom Companies Act of 1985.

  We generate revenues from sales of semiconductors, systems-level products, software licenses, maintenance, royalties and related design services. Semiconductor revenues have come from two sources, our Proton family of application specific integrated circuit ("ASIC") products and our ATOM family of application specific standard parts ("ASSP"). Original equipment manufacturers, or OEMs, license our software, which permits them to purchase our semiconductors for use in their products. We support our licensee customers through the sale of maintenance contracts and design services. Since September 1997, we have sold our systems-level products primarily to one customer, and we expect sales of these products to decline. We sell our products through a direct sales force, which we believe most effectively allows us to serve our customers. We also utilize sales representatives in Korea.

  Revenues from the sale of both semiconductors and systems are recognized upon shipment to customers. Allowances are provided for estimated returns at the time of shipment. We recognize software license revenues under the American Institute of Certified Public Accountants ("AICPA") Statement of Position, or SOP, 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. When contracts contain multiple elements and vendor-specific objective evidence exists for all undelivered elements, we account for the delivered elements in accordance with the "Residual Method" prescribed by SOP 98-9. Software licenses are generally recognized as revenue upon shipment of the software product. In the event that we grant our customers the right to specified upgrades, license revenue is deferred until delivery of the specific upgrade. If vendor-specific objective evidence of fair value does not exist, the entire license fee is deferred until the delivery of the specified upgrade. We recognize revenues from maintenance and support services provided to licensees ratably over the term of the agreement, generally one year, and recognize revenues from design services provided to OEMs as the services are performed.

  It usually takes more than one year, occasionally more than two years, for us to realize volume shipments of our semiconductor products after we first contact a customer. We first work with customers to achieve a design win, which may take six months or longer, at which time we sell a source code license. Our customers then complete the design, testing and evaluation of their systems and begin the marketing process, a period which typically lasts an additional three to six months or longer. As a result, a significant period of time may elapse between our sales efforts and our realization of revenues, if any, from volume purchases of our products by our customers. We generally sell our products based on individual purchase orders. Our customers are not obligated by long-term contracts to purchase our semiconductors and can generally cancel or reschedule orders upon short notice. As of April 2, 2000, our backlog was approximately $24.9 million, including the backlog for semiconductors, which was approximately $20.5 million.

  Achieving a design win with a customer does not create a binding commitment from that customer to purchase our products. Rather, it is a decision by a customer to use our products in the design process of their products. A customer can choose at any time to discontinue using our products in their designs or product development efforts. Even if our products are chosen to be incorporated into a customer's products, we may still not realize significant revenues from that customer if their products are not commercially successful. We have a strategy of licensing and partnering with as many key participants in our markets as possible, and we have achieved a significant number of design wins. Nevertheless, some customers will be more successful than others in developing and marketing their products that incorporate our semiconductor products, and it is difficult for us to predict which of these customers will generate revenues for us. Our semiconductor product sales are almost completely dependent upon the relative success of our customers in the marketplace for broadband access products.

  We have spent considerable resources developing our Beryllium product for the ADSL market, and we are just beginning to work with potential customers for this product. Our future success will depend, in part, on the success of Beryllium. However, we do not expect to know whether we will realize significant commercial shipments of Beryllium until the second half of fiscal 2001.

  Our revenues to date have been concentrated with a small number of customers. We expect this concentration to continue. For the fiscal year ended April 2, 2000, Orckit Communications and Westell Technologies accounted for 23.1% and 15.1%, respectively, of our total revenues. For the fiscal year ended March 31, 1999, Com21 and Orckit Communications accounted for 22.6% and 15.7%, respectively, of our total revenues. For the fiscal year ended March 31, 1998, Com21, Orckit Communications, and Escalate Networks accounted for 16.6%, 10.4%, and 10.4%, respectively, of our total revenues.

  International revenues accounted for 43.6% for the fiscal year ended April 2, 2000, 40.3% for the fiscal year ended March 31, 1999 and 44.2% of total revenues for the fiscal year ended March 31, 1998. Sales to customers in Israel represented 23.3%, 16.5%, and 10.8%, of total revenues for the fiscal year ended April 2, 2000, March 31, 1999 and March 31, 1998, respectively. International revenues are denominated solely in U.S. dollars, which reduces our exposure to fluctuations in revenues attributable to changes in foreign currency exchange rates. However, we experience risks inherent in international business. These risks include extended collection time for receivables, reduced ability to enforce contractual obligations and reduced protection of our intellectual property. Our material costs are denominated in U.S. dollars and our operating expenses are primarily in U.S. dollars and British pounds sterling.

  Our gross margin has fluctuated significantly due primarily to product mix. For the fiscal year ended April 2, 2000, our semiconductor gross margin was 31.3%, our license gross margin was 97.1%, our services and royalty gross margin was 59.3% and our systems gross margin was 66.0%. We believe our gross margin may continue to fluctuate because we expect semiconductors to be a greater percentage of total revenues and increased competition and more consumer oriented markets may impact pricing.

  We recorded a charge for National Insurance Contribution on options which will be incurred on a gain in the Company's per share price for stock options granted to our United Kingdom employees. Due to the significant movement in Virata's per share price in the fiscal year ended April 2, 2000, the charge recorded was $4.5 million. The charge is calculated in the United Kingdom as the difference between the market value of Virata common stock at the close of the period and the exercise price of the option multiplied by a 12.2% tax rate. The calculation is applied to all options issued to our UK employees, vested and unvested. The charge will be revised to reflect the movement in Virata's stock price at each future balance sheet date. The allocation of the $4.5 million charge, by department, is $2.0 million to research and development, $1.0 million to sales and marketing, and $1.5 million to general and administrative.

  Since inception, we have invested heavily in research and development and have built a worldwide sales force and administration infrastructure, which has contributed to net losses. Additionally, we have chosen to operate principally in the following locations: Cambridge, England; Raleigh, North Carolina; Santa Barbara, California; and Santa Clara, California. We believe that our strategy of locating research and development in Cambridge, Raleigh, and Santa Barbara, has provided access to high quality engineers and contributed to low turnover. However, we incur higher general and administrative expenses associated with multi-site operations. We plan to continue to invest to exploit market opportunities and revenues may not increase at a rate sufficient to achieve and maintain profitability. In September 1997, we implemented a new business strategy and reduced the resources allocated to the systems line of business. A restructuring plan was implemented in the second half of fiscal 1998 which resulted in one-time charges of $1.9 million for the year ended March 31, 1998. Approximately $900,000 of the restructuring charge represents employee costs, $900,000 represents asset write-downs and $71,000 relates to other restructuring costs. We continue to sell our systems products to one principal customer and systems revenues for the fiscal year April 2, 2000 were $2.3 million.

  To extend our analog and DSL technical capabilities, in July 1998 we acquired RSA Communications, a privately-held company based in Raleigh, North Carolina specializing in analog modem software development. Financial information for the fiscal year ended March 31, 1999 includes the results of operations for RSA Communications beginning July 17, 1998, the closing date of the acquisition. The transaction was accounted for as a purchase business combination. The aggregate purchase price was allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values on the acquisition date. Based on a valuation by an independent appraiser, $5.3 million of the $9.3 million purchase price was allocated to in-process research and development and charged to operations at the date of the acquisition. The core technologies acquired in the RSA Communications acquisition were the ADSL PHY software and voiceband modem protocol software. The significant in-process research and development projects include V.90 modem software and two software algorithms, the modem modulation software algorithm and the ADSL software algorithm.

  The V.90 modem software is voiceband modem software for the Hitachi SH-3 processor on a Windows CE platform. This software project was completed subsequent to the acquisition in 1998 and has been licensed to Hitachi. At the time of the acquisition this project was approximately 90% complete, and the fair value assigned to this project was $2.4 million.

  The modem modulation software algorithm includes layer 1 software (PHY software) that provides modulation/demodulation functions of a voiceband modem, and layer 2 software for a voiceband modem that provides functions such as control, error correction and data compression. It has a complete set of flexible and portable voiceband modem and facsimile protocols required for our customers' voiceband modem products. At the time of the acquisition, this project was approximately 90% complete, and the fair value assigned to this project was $2.4 million. This project was subsequently terminated.

  The ADSL software algorithm is a complete software stack that is compliant with the ITU ADSL standards. The fair value assigned to this project was $425,000 at the time of the acquisition when this project was approximately 35% complete. The remaining risks affecting the timely completion and commercialization of this project are minimal. The remaining uncertainties that might affect the outcome of this project are related to the size of the developing ADSL market.

  The in-process research and development valuation was determined using the income-based approach for the V.90 modem software and replacement cost method for the software algorithms. The acquired in-process technology was not considered to have reached technological feasibility and had no alternative future use. Accordingly, the amount was charged to operations upon acquisition. For more information on the valuation of the acquired in-process research and development, see Note 4 of the "Notes to Consolidated Financial Statements". For information showing our unaudited pro forma results of operations including RSA Communications for the fiscal year ended March 31, 1999, see Note 4 of the "Notes to Consolidated Financial Statements".

  Our limited operating history in the DSL market makes it difficult to forecast our future operating results accurately. To date, we have not achieved profitability in any quarterly or annual period, and as of April 2, 2000, we had an accumulated deficit of $76.7 million. Although our total revenues have grown in recent quarters, we cannot be certain that our total revenues will increase at a rate sufficient to achieve and maintain profitability.


Recent Developments

 Financial Trends

  Our revenues have increased during each of the past four quarters ended April 2, 2000. However, we continue to operate at a loss, with operating expenses exceeding revenues.

 Acquisition of D2 Technologies

  We acquired D2 Technologies, Inc. on February 10, 2000. Based in Santa Barbara, California, D2 Technologies develops, markets and supports innovative digital signal processing (DSP) solutions for the next generation telephony products. D2 Technologies serves the computer and Internet telephony markets with robust and cost-effective DSP solutions. Its customers include some of the largest telecommunications and internet companies in the industry whose markets range from high-capacity telecommunications systems to personal communications products.

  Under the terms of the merger agreement, 4,396,826 shares of Virata common stock, with an aggregate value of $79.1 million were exchanged for all of the outstanding common stock of D2 Technologies. In addition, employee options to purchase shares of D2 Technologies common stock were exchanged for options to purchase 932,330 shares of Virata common stock with an aggregate fair value of $13.6 million. The Company valued the options using the Black-Scholes option pricing model, applying an expected life of four years, a weighted average risk-free rate 0f 6.64%, an expected dividend yield of zero percent, a volatility of 55% and a deemed fair value of common stock of $18.00 per share.Including direct acquisition costs of $4.2 million, the aggregate purchase price of D2 was $96.9 million. The acquisition has been accounted for as a purchase business combination.

  Based on a valuation by an independent appraiser, the purchase price of D2 Technologies was allocated as follows:

     Fair value of assets acquired and liabilities assumed............   $ 1,252
     Workforce-in-place...............................................       760
     Customer base....................................................     1,001
     Contracts........................................................     1,006
     Technology.......................................................    15,872
     In-process research and development..............................     5,324
     Goodwill.........................................................    71,695
                                                                         -------
     Total............................................................   $96,909
                                                                         =======

  D2 Technologies has 19 completed products that comprise the complete technology at the date of acquisition. They are classified into five product groups as follows:

     Telephony Algorithms
     Echo Cancellation Products
     Standard Voice Coders
     Proprietary Voice Coders
     Fax and Data Products

  The individual products and algorithms are entirely independent from each other. The value of the completed technology is based on the net cash flow forecast, discounted at a cost of capital of 18.0%. The acquired in-process technology are mainly related to the fax and data products and include the Fax Modem Data Pump, Fax Relay Protocols and Single Sample Echo Cancellers and Standard Voice Coders. The acquired in-process technology is also valued using the net cash flow forecast, discounted at a higher cost of capital of 23.0% to reflect the uncertainty of its future use. The company does not consider it to have reached technological feasibility and charged it to operations upon acquisition.

  Financial information for the fiscal year ended April 2, 2000 includes the results of operations for D2 Technologies from February 10, 2000. For information showing our unaudited pro forma results of operations including D2 Technologies for the period ended April 2, 2000, see Note 4 of the "Notes to Consolidated Financial Statements".


 Acquisition of Inverness Systems Ltd.

  On March 21, 2000, Virata entered into a definitive agreement to acquire Inverness Systems, Ltd., a privately-held Israeli Company, in a stock for stock transaction. Inverness Systems maintains offices in Kfar Saba and Jerusalem, in Israel as well as in Marlborough, Massachusetts.

  Inverness Systems is a software company with expertise spanning many technologies, including ATM, voice over ATM, xDSL, IP Routing, Multi-Protocol label Switching (MPLS), Frame Relay and Network Simulation. Inverness' source code solutions and network simulation products facilitate fast-to-market product development programs for advanced communication products.

  Under the terms of the agreement, Virata will issue approximately 2,011,624 shares and 517,896 options to purchase shares of Virata common stock to shareholders of Inverness Systems common and preferred stock.

  The acquisitions will be accounted for as a purchase business combination. Accordingly, the purchase price will be allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed on the closing date. The valuation of the intangible assets acquired will be determined by an independent appraiser and are expected to include complete technology, workforce in place and customer base.

  The total purchase price of $ 98.2 million consists of 2,011,624 shares of the Virata's common stock valued at $77.8 million, options to purchase 517,896 shares of Virata, valued at $20.0 million and estimated acquisition expenses of $0.4 million, consisting mainly of legal, accounting and financial advisory fees. The Company valued the options using the Black-Scholes option pricing model, applying an expected life of four years, a weighted average risk-free rate of 6.5%, an expected dividend yield of zero percent, a volatility of 55% and a deemed fair value of common stock of $38.67 per share.


 Stock Split

     On March 21, 2000, the Company's Board of Directors approved a two-for-one split of the Company's common stock that was applicable to stockholders of record on May 4, 2000. The stock split, approved by the Company's stockholders on May 1, 2000, was effective May 18, 2000. Unless specifically noted otherwise, all references to share and per share data for all periods presented have been adjusted to give effect to this split.


Results of Operations

  The following table sets forth, for the periods presented, certain data from our consolidated statement of operations expressed as a percentage of total revenues.

                                                                                                   Year Ended
                                                                                                   ----------
                                                                                        April 2,   March 31,   March 31,
                                                                                         2000        1999        1998
                                                                                         ----      -------     -------
Consolidated Statement of Operations Data as a
Percentage of Total Revenues
Revenues:
  Semiconductors......................................................................      64.5%       30.1%        5.7%
  License.............................................................................      17.0        17.6        17.6
  Services and royalty................................................................       8.0        25.5        13.4
  Systems.............................................................................      10.5        26.8        63.3
                                                                                         -------     -------     -------
     Total revenues...................................................................     100.0       100.0       100.0
                                                                                         -------     -------     -------
Cost of revenues:
  Semiconductors......................................................................      44.3        26.2         3.6
  License.............................................................................       0.5          --          --
  Services and royalty................................................................       3.2         5.7         2.2
  Systems.............................................................................       3.6        11.3        36.6
                                                                                         -------     -------     -------
     Total cost of revenues...........................................................      51.6        43.2        42.4
                                                                                         -------     -------     -------
Gross profit..........................................................................      48.4        56.8        57.6
                                                                                         -------     -------     -------
Operating expenses:
  Research and development............................................................      56.6        89.9        44.6
  Sales and marketing.................................................................      24.6        31.5        45.6
  General and administrative..........................................................      27.4        60.2        55.1
  Restructuring costs  ...............................................................        --          --        20.9
  National Insurance Contribution on options  ........................................      20.5          --          --
  Amortization of intangible assets  .................................................      20.6         5.9          --
  Amortization of stock compensation  ................................................       4.2        15.1         4.5
  Acquired in-process research and development  ......................................      24.5        56.8          --
                                                                                         -------     -------     -------
     Total operating expenses........................................................      178.4       259.4       170.7
                                                                                         -------     -------     -------
Loss from operations.................................................................     (130.0)     (202.6)     (113.1)
Interest and other income (expense), net.............................................       10.1        17.2        (2.0)
                                                                                         -------     -------     -------
Net loss.............................................................................     (119.9)%    (185.4)%    (115.1)%
                                                                                         =======     =======     =======

Fiscal Years Ended April 2, 2000, March 31, 1999 and 1998

Total Revenues

  Total revenues increased 135.3% from $9.3 million for the fiscal year ended March 31, 1999 to $21.8 million for the fiscal year ended April 2, 2000. Total revenues increased 3.6% from $8.9 million for the fiscal year ended March 31, 1998 to $9.3 million for the fiscal year ended March 31, 1999.

  Semiconductor revenues increased 404.3% to $14.0 million for the fiscal year ended April 2, 2000 compared to $2.8 million for the fiscal year ended March 31, 1999 . Semiconductor revenues for the fiscal year ended March 31, 1999 increased 451.1% to 2.8 million compared to $500,000 during the fiscal year ended March 31, 1998. As a growing number of software licensees began initial trials and deployments of broadband access devices, semiconductor revenues increased from 30.1% of total revenues for the fiscal year ended March 31, 1999 to 64.5% of total revenues for the fiscal year ended April 2, 2000.

  License revenues for the fiscal year ended April 2, 2000 increased 128.3% to $3.7 million compared to $1.6 million for the fiscal year ended March 31, 1999. The absolute increase in license revenues was primarily the result of success expanding our software licensee customer base and license revenues earned by D2 Technologies, our recent acquisition. Year over year, license revenues decreased to 17.0% of total revenues as semiconductor revenues continue to grow. License revenues of $1.6 million for the fiscal year ended March 31, 1999 were substantially the same as the fiscal year ended March 31, 1998. License revenues were 17.6% of total revenues for both the fiscal year ended March 31, 1999 and 1998.

  Services and royalty revenues decreased 27.2% to $1.7 million, or 8.0% of total revenues for the fiscal year ended April 2, 2000, compared to $2.4 million, or 25.5% of total revenues, for the fiscal year ended March 31, 1999. Services and royalty revenues increased 96.3% to $2.4 million for the fiscal year ended March 31, 1999, compared to $1.2 million or 13.5% of total revenues for the fiscal year ended March 31, 1998. The change is due primarily to the reduction in royalty revenues from two customers.

  Systems revenues decreased 7.3% to $2.3 million for the fiscal year ended April 2, 2000 compared to $2.5 million for the fiscal year ended March 31, 1999. Systems revenues decreased 56.2% to $2.5 million for the fiscal year ended March 31, 1999 compared to $5.7 million for the fiscal year ended March 31, 1998. The decrease in systems revenue, to 10.5% of total revenues for the fiscal year ended April 2, 2000, from 26.8% of total revenues for the fiscal year ended March 31, 1999, and 63.3% of total revenues for the fiscal year ended March 31, 1998 was primarily due to our decision in September 1997 to focus our sales and development efforts on semiconductor devices for the DSL market.


 Cost of Revenues and Gross Margin

  Total cost of revenues consists primarily of costs paid to foundry vendors to manufacture our semiconductors, costs attributable to design services and software maintenance and operations expense. Cost of revenues increased to $11.2 million, or 51.6% of total revenues, for the fiscal year ended April 2, 2000, from $4.0 million, or 43.2% of total revenues, for the fiscal year ended March 31, 1999. Total cost of revenues was $3.8 million, or 42.4% of total revenues, for the fiscal year ended March 31, 1998.

  Semiconductor gross margin increased to 31.3% for the fiscal year ended April 2, 2000. The increase was primarily due to product mix and an increase in sales volume. Semiconductor gross margin decreased to 13.0% for the fiscal year ended March 31, 1999 from 35.6% for the fiscal year ended March 31, 1998.

  Software license gross margin was 97.1% for the fiscal year ended April 2, 2000 primarily due to costs incurred with license contracts assumed following the D2 Technologies acquisition. There were no costs of revenues associated with our software license revenues for the fiscal years ended March 31, 1999 and 1998.

  Services and royalty revenues gross margin decreased to 59.0% for the fiscal year ended April 2, 2000, from 77.7% for the fiscal year ended March 31, 1999 as a result of costs incurred for design services and higher mix of design services revenues as higher margin royalty revenues decreased. Services and royalty revenues gross margin was 84.1% for the fiscal year ended March 31, 1998.

  Systems product gross margin improved to 65.9% for the fiscal year ended April 2, 2000 from 57.7% for the fiscal year ended March 31, 1999. The increase was primarily due to decreased operations support related to systems products and a narrower systems product range. Gross margin for systems products was 42.1% for the fiscal year ended March 31, 1998.


 Research and Development Expenses

  Research and development expenses consist primarily of engineering staffing costs and technology license fees. Research and development expenses increased 48.2% from $8.3 million to $12.3 million for the fiscal year ended April 2, 2000. The increase was primarily due to the addition of research and development personnel as a result of accelerated new product development and the addition of personnel as a result of the acquisition of D2 Technologies. In the fiscal year ended April 2, 2000 a charge of $2.0 million was recorded for National Insurance Contribution on options for the research and development group. This expense is listed separately in our financial results and is calculated for stock options granted to United Kingdom employees as the difference between the option exercise price and the fair value of the underlying common stock at the balance sheet date. (See National Insurance Contribution on options below.) Research and development expenses increased 108.9% to $8.3 million for the fiscal year ended March 31, 1999 from $4.0 million for the fiscal year ended March 31, 1998. The increase was attributable primarily to the addition of personnel in our research and development organization associated with semiconductor product development as well as the addition of personnel as a result of the acquisition of RSA Communications.


 Sales and Marketing Expenses

  Sales and marketing expenses consist primarily of employee salaries, sales commissions, travel and related costs, promotional materials and trade show expenses. Sales and marketing expenses increased 83.4% from $2.9 million to $5.4 million for the fiscal year ended April 2, 2000. The increase was primarily due to the addition of sales and marketing personnel and increased sales commissions associated with higher revenues. In the fiscal year ended April 2, 2000 a charge of $961,000 was recorded for National Insurance Contribution on options for the sales and marketing group. (See National Insurance Contribution on options below.) Sales and marketing expenses decreased 28.4% to $2.9 million for the fiscal year ended March 31, 1999 from $4.1 million for the fiscal year ended March 31, 1998. The decrease in sales and marketing expenses resulted from our reduced emphasis on systems-level products from September 1997 and increased focus on semiconductor products.


 General and Administrative Expenses

  General and administrative expenses consist primarily of employee salaries and costs associated with legal, accounting and other professional service fees, bad debt expense as well as general corporate expenses. General and administrative expenses increased 7.3% from $5.6 million to $6.0 million for the fiscal year ended April 2, 2000. The increase was primarily due to increased staff and the addition of costs as a result of being a publicly traded company. In the fiscal year ended April 2, 2000 a charge of $1.5 million was recorded for National Insurance Contribution on options for the general and administrative group. (See National Insurance Contribution on options below.) General and administrative expenses increased 13.2% to $5.6 million for the fiscal year ended March 31, 1999 from $4.9 million for the fiscal year ended March 31, 1998. The increase was primarily due to increased staff performing general and administrative tasks added with the acquisition of RSA Communications and increased bad debt provision.


 Restructuring Cost

  We recognized $1.9 million of restructuring cost for the fiscal year ended March 31, 1998 associated with our reduced emphasis on systems-level products.


 National Insurance Contribution on options

  We recorded a charge for National Insurance Contribution taxes which will be incurred on a gain in the Company's per share price for stock options granted to our United Kingdom employees. Due to the significant movement in Virata's per share price in the fiscal year ended April 2, 2000, the charge recorded was $4.5 million. The charge is calculated in the United Kingdom as the difference between the market value of Virata stock at the close of the period and the exercise price of the option multiplied by a 12.2% tax rate. The calculation is applied to all options issued to our UK employees, vested and unvested. The charge will be revised to reflect the movement in Virata's stock price at each future balance sheet date. The allocation of the $4.5 million charge, by department, is $2.0 million to research and development, $1.0 million to sales and marketing, and $1.5 million to general and administrative.

 Amortization of Intangible Assets

  Amortization of intangible assets expense is related to the intangible assets acquired in the acquisition of RSA Communications, which occurred in July 1998 and the acquisition of D2 Technologies, which occurred in February 2000.

  Amortization of intangible assets for the fiscal year ended April 2, 2000 relating to the acquisition of D2 Technologies was $3.8 million. We are amortizing the intangible assets from the D2 Technologies acquisition over 24 to 48 months beginning in the quarter ended April 2, 2000.

  Amortization of intangible assets for the fiscal year ended April 2, 2000 relating to the RSA Communications acquisition was $743,000. During the fiscal year ended March 31, 1999, amortization of intangible assets expense was $549,000. We are amortizing the intangible assets from the RSA Communications acquisition on a straight-line basis over 60 months beginning in the quarter ended September 30, 1998.


 Amortization of Stock Compensation

  During the fiscal years ended April 2, 2000, March 31, 1999 and 1998, we recorded a total of $3.4 million of unearned stock compensation. We recognized amortization of stock compensation of $907,000 for the fiscal year ended April 2, 2000, $1.4 million for the fiscal year ended March 31, 1999 and $399,000 for the fiscal year ended March 31, 1998. We are amortizing the unearned stock compensation over 48 months.


 Acquired In-Process Research and Development Expense

  Acquired in-process research and development expense is related to our acquisitions.

  For the fiscal year ended April 2, 2000, the expense relates to the acquisition of D2 Technologies, which occurred in February 2000. Based on a valuation by an independent appraiser, $5.4 million of the $96.9 million purchase price was allocated to in-process research and development.

  For the fiscal year ended March 31, 1999, the expense relates to the acquisition of RSA Communications, which occurred in July 1998. Based on a valuation by an independent appraiser, $5.3 million of the $9.3 million purchase price was allocated to in-process research and development.


 Interest Expense

  Interest expense increased to $200,000 for the fiscal year ended April 2, 2000 from $155,000 for the fiscal year ended March 31, 1999. The increase in interest expense was primarily due to interest expense associated with capital equipment under our lease facility and borrowings under our revolving credit facility. Interest expense was $214,000 for the fiscal year ended March 31, 1998. The decrease in interest expense was primarily due to interest expense associated with capital equipment under our lease facility.


 Interest and Other Income, Net

  Interest and other income, net consists primarily of income earned on cash and cash equivalents and short-term investments, foreign exchange gains and losses and income tax refunds. Interest income for the fiscal years ended April 2, 2000, March 31, 1999 and 1998 were $1.6 million, $786,000, and $121,000, respectively. Interest income for each fiscal year corresponded to the average cash balance during the years. During the fiscal year ended April 2, 2000, foreign exchange gain was $800,000 and in income tax refund was $ 39,000. During the fiscal year ended March 31, 1999 the foreign exchange gain was $427,000, and an income tax refund was $531,000. Losses at RSA Communications, subsequent to its acquisition, allowed for the income tax refund. During the fiscal year ended March 31, 1998 foreign exchange losses were $80,000.

 Income Taxes

  Since inception, we have incurred net losses for federal and state tax purposes and have not recognized any tax provision or benefit. At April 2, 2000, the Company had approximately $33.1 million, $25.9 million and $30.0 million in federal, state and foreign net operating loss carryforwards, respectively, to reduce future taxable income. The net operating loss carryforwards expire between 2002 and 2019 for both federal and state purposes, if not utilized.

  As of April 2, 2000, we had deferred tax assets of $24.3 million, which were fully offset by a valuation allowance. Deferred tax assets consist principally of the federal and state net operating loss carryforwards, capitalized start-up expenditures, accruals and reserves not currently deductible for tax purposes, research and development credits and foreign tax credit carryforwards. We have provided a valuation allowance due to the uncertainty of generating future profits that would allow for the realization of these deferred tax assets. Accordingly, no tax benefit was recorded in the accompanying consolidated statements of operations.

Quarterly Results of Operations

  The following table sets forth our consolidated operating results for each of the five quarters ended April 2, 2000. This data has been derived from unaudited consolidated financial statements that, in the opinion of our management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this information when read in conjunction with our annual audited consolidated financial statements and notes thereto appearing elsewhere in this Annual Report. These operating results are not necessarily indicative of results of any future period.

                                                                                       Three Months Ended
                                                                                       ------------------
                                                                      April 2,   Jan. 2,   Oct. 3,    June 30,   Mar. 31,
                                                                       2000       2000      1999        1999      1999
                                                                      --------   -------   --------   --------    -------
                                                                                        (in thousands)
Revenues:
  Semiconductors....................................................  $  8,118   $ 2,430   $  2,074   $  1,419    $   662
  License...........................................................     2,195       994        254        274        444
  Services and royalty..............................................       609       307        435        373        592
  Systems...........................................................     1,109       338        249        599        720
                                                                      --------   -------   --------   --------    -------
     Total revenues.................................................    12,031     4,069      3,012      2,665      2,418
                                                                      --------   -------   --------   --------    -------
Cost of revenues:
  Semiconductors....................................................     6,051     1,659      1,130        811        842
  License...........................................................       107        --         --         --         --
  Services and royalty..............................................       217       146        200        138        161
  Systems...........................................................       174       115        167        324        (27)
                                                                      --------   -------   --------   --------    -------
     Total cost of revenues.........................................     6,549     1,920      1,497      1,273        976
                                                                      --------   -------   --------   --------    -------
Gross profit........................................................     5,482     2,149      1,515      1,392      1,442
Operating expenses:
  Research and development..........................................     4,156     3,045      2,581      2,549      2,184
  Sales and marketing...............................................     2,262     1,192        973        923        826
  General and administrative........................................     2,196     1,477      1,400        903      1,503
  National Insurance Contribution on options........................     4,471        --         --         --         --
  Amortization of intangible assets.................................     3,944       183        176        194        206
  Amortization of stock compensation................................       196       206        239        266        348
  Acquired in-process research and development......................     5,324        --         --         --         --
                                                                      --------   -------   --------   --------    -------
     Total operating expenses.......................................    22,549     6,103      5,369      4,835      5,067
                                                                      --------   -------   --------   --------    -------
Loss from operations................................................   (17,067)   (3,954)    (3,854)    (3,443)    (3,625)
Interest and other income (expense), net............................     1,866       619       (703)       428      1,353
                                                                      --------   -------   --------   --------    -------
Net loss............................................................  $(15,201)  $(3,335)  $ (4,557)  $ (3,015)   $(2,272)
                                                                      ========   =======   ========   ========    =======
As a Percentage of Total Revenues
Revenues:
  Semiconductors....................................................      67.5%     59.8%      68.9%      53.2%      27.4%
  License...........................................................      18.2      24.4        8.3       10.3       18.3
  Services and royalty..............................................       5.1       7.5       14.4       14.0       24.5
  Systems...........................................................       9.2       8.3        8.4        2.5       29.8
                                                                      --------   -------   --------   --------    -------
     Total revenues.................................................     100.0     100.0      100.0      100.0      100.0
                                                                      --------   -------   --------   --------    -------
Cost of revenues:
  Semiconductors....................................................      50.3      40.8       37.5       30.4       34.8
  License...........................................................       0.9        --         --         --         --
  Services and royalty..............................................       1.8       3.6        6.7        5.2        6.6
  Systems...........................................................       1.4       2.8        5.5       12.2       (1.1)
                                                                      --------   -------   --------   --------    -------
     Total cost of revenues.........................................      54.4      47.2       49.7       47.8       40.3
                                                                      --------   -------   --------   --------    -------
Gross profit  ......................................................      45.6      52.8       50.3       52.2       59.7
Operating expenses:
  Research and development..........................................      34.5      74.8       85.7       95.7       90.3
  Sales and marketing...............................................      18.8      29.3       32.3       34.6       34.2
  General and administrative........................................      18.2      36.3       46.5       33.9       62.2
  National Insurance Contribution on options........................      37.2        --         --         --         --
  Amortization of intangible assets.................................      32.8       4.5        5.9        7.2        8.5
  Amortization of stock compensation................................       1.6       5.1        7.9       10.0       14.4
  Acquired in-process research and development......................      44.3        --         --         --         --
                                                                      --------   -------   --------   --------    -------
     Total operating expenses.......................................     187.4     150.0       78.3      181.4      209.6
                                                                      --------   -------   --------   --------    -------
Loss from operations................................................    (141.8)    (97.2)    (128.0)    (129.2)    (149.9)
Interest and other income (expense), net............................      15.5      15.2       23.3)      16.1       56.0
                                                                      --------   -------   --------   --------    -------
Net loss............................................................    (126.3)%   (82.0)%   (151.3)%   (113.1)%    (93.9)%
                                                                      ========   =======   ========   ========    =======

Liquidity and Capital Resources

     We have financed our operations primarily through venture capital and corporate investments in our convertible preferred stock and our initial public offering of common stock in November 1999, which totaled approximately $142.0 million in aggregate net proceeds through April 2, 2000.

     Our cash and cash equivalents together with our short-term investments increased $68.6 million to $78.2 million for the fiscal year ended April 2, 2000. The increase in these accounts was primarily due to net proceeds of our initial public offering in November 1999 of $73.0 million and net proceeds from the sale of convertible preferred stock in October 1999 of $8.0 million. Our cash and cash equivalents increased $51.6 million to $60.2 million for the fiscal year ended April 2, 2000.

     Net cash used in operating activities for the fiscal year ended April 2, 2000 of $7.0 million was primarily due to net operating losses of $26.1 million, an increase in accounts receivables and other current assets of $4.2 million and $1.6 million respectively, partially offset by depreciation and amortization of $6.3 million, acquired in-process research and development expenses of $5.3 million in connection with the acquisition of D2 Technologies, and increases in accounts payable, accrued liabilities, accrued employee benefits, accrued National Insurance Contribution on options expense, and deferred revenue of $2.8 million $2.2 million, $1.7 million, $4.5 million, and $1.3 million, respectively. Net cash used in operating activities for the fiscal year ended March 31, 1999 of $9.5 million was primarily due to net operating losses of $17.2 million and a decrease in accrued liabilities of $2.1 million, partially offset by depreciation and amortization of $1.7 million, acquired in-process research and development expenses of $5.3 million in connection with the acquisition of RSA Communications, amortization of stock compensation of $1.4 million and a provision for doubtful accounts of $1.5 million. Net cash used in operating activities for the fiscal year ended March 31, 1998 of $9.2 million was primarily due to net operating losses of $10.3 million and an increase in accounts receivable of $1.7 million, partially offset by depreciation and amortization of $1.1 million and a provision for doubtful accounts of $1.1 million.

     Net cash used in investing activities was $22.1 million for the fiscal year ended April 2, 2000, which reflected the net purchase of short-term investments of $17.0 million, $3.6 million of cash paid in connection with our acquisition of D2 Technologies net of cash acquired, and net purchases of property and equipment of $1.4 million. Net cash used in investing activities was $8.3 million for the fiscal year ended March 31, 1999, which reflected purchases of property and equipment of $2.1 million, the net cash paid in connection with the acquisition of RSA Communications of $5.1 million and the purchase of short-term investments of $1.0 million. Net cash used in investing activities was $174,000 for the fiscal year ended March 31, 1998, which primarily reflected purchases of property and equipment.

     Net cash provided by financing activities was $81.1 million for the fiscal year ended April 2, 2000. Net cash provided by financing activities was attributable primarily to proceeds from the issuance of common stock through our initial public offering of $73.0 million, issuance of convertible preferred stock of $8.0 million, partially offset by repayments on capital lease obligations of $1.0 million. Net cash provided by financing activities was $25.6 million and $2.8 million for the fiscal years ended March 31, 1999 and 1998, respectively. Net cash provided by financing activities in each of these periods was attributable primarily to proceeds from the issuance of convertible preferred stock, proceeds from equipment lease financing less repayments on capital lease obligations and, for the fiscal year ended March 31, 1998, a revolving credit facility.

     Our working capital at April 2, 2000 was approximately $70.6 million as compared to $8.0 million at March 31, 1999. The Company's current ratio increased to 4.8 to 1.0, as of April 2, 2000, from 2.5 to 1.0, as of March 31, 1999.

     We have a loan and security agreement that provides for borrowings up to $3.0 million. The agreement bears interest at prime rate plus one-half percent, and all outstanding advances are due in August 2000. Borrowings are secured by our property, equipment, intellectual property, inventory and receivables and require that we comply with certain financial covenants including the maintenance of specific minimum ratios. As of April 2, 2000, we had obtained waivers for such financial covenants, and we had no outstanding debt under this agreement.

     We plan to continue to invest in our infrastructure, including information systems, to gain efficiencies and meet the demands of our markets and customers. We believe our current cash, cash equivalents, and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy our long-term liquidity requirements, we may seek to sell additional equity or debt securities or to obtain an additional credit facility. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of any debt could impose restrictions on our operations. The sale of additional equity or debt securities could result in additional dilution to our stockholders, and additional financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results.


Year 2000 Impact

     We have not experienced any material internal or supplier problems relating to distinguishing twenty-first century dates from twentieth century dates, generally referred to as year 2000 problems. We are also not aware of any material year 2000 problems with our customers or suppliers. We do not anticipate incurring material expenses or experiencing any material operational disruptions as a result of any year 2000 problems, however, we cannot guarantee that we and our suppliers, customers or other business partners will not experience any year 2000 problems in the future.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. We will adopt SFAS No. 133 during the year ending March 31, 2002. To date, we have not engaged in derivative or hedging activities. We cannot predict the impact of adopting SFAS No. 133 if we were to engage in derivative and hedging activities in the future.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We do not expect the adoption of SAB 101 to have a material effect on our results of operations.

     In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB
25. This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The Company has not yet determined the impact, if any, of adopting this Interpretation.


ITEM 7A -- Quantitative And Qualitative Disclosures About Market Risk.

     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of April 2, 2000, all of our investments were in money market funds, certificates of deposits or high quality commercial paper. See Note 1 of the "Notes to Consolidated Financial Statements".

     We develop products in both the United Kingdom and the United States and sell in North America, Asia, Israel and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions. A strengthening of the dollar could make our products less competitive in foreign markets, since all of our sales are currently made in U.S. dollars.

ITEM 8 -- Financial Statements And Supplementary Data.

                              VIRATA CORPORATION

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Financial Statements:

Report of Independent Accountants........................................    44

Consolidated Balance Sheet at April 2, 2000 and March 31, 1999...........    45

Consolidated Statement of Operations for the Years Ended April 2, 2000,
  March 31, 1999 and 1998................................................    46

Consolidated Statement of Stockholders' Equity (Deficit) for the Years
  Ended April 2, 2000, March 31, 1999 and 1998...........................    47

Consolidated Statement of Cash Flows for the Years Ended April 2, 2000,
  March 31, 1999 and 1998................................................    48

Notes to Consolidated Financial Statements...............................    49

Financial Statement Schedule:

Schedule II--Valuation and Qualifying Accounts for the Years Ended
  April 2, 2000, March 31, 1999, 1998, and 1997..........................    70

Schedules other than those listed above have been omitted since either they are not required or the information is included in the financial statements included herewith

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Virata Corporation

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Virata Corporation and its subsidiaries at April 2, 2000 and March 31, 1999, and their results of operations and their cash flows for each of the three years in the period ended April 2, 2000, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP

San Jose, California
April 26, 2000, except as to Note 14
which is as of April 27, 2000

                              VIRATA CORPORATION

                          CONSOLIDATED BALANCE SHEET
                (in thousands, except share and per share data)

                                                                                                            April 2,      March 31,
                                                                                                              2000          1999
                                                                                                            --------      ---------
ASSETS
Current Assets:
  Cash and cash equivalents.........................................................................        $ 60,193      $  8,616
  Short-term investments............................................................................          18,006         1,001
  Accounts receivables, net of allowance for doubtful accounts and returns of $295 and
    $2,742, respectively............................................................................           7,524         2,267
  Inventories.......................................................................................             409           264
  Other current assets..............................................................................           2,895         1,232
                                                                                                            --------      --------
     Total current assets...........................................................................          89,027        13,380
Property and equipment, net.........................................................................           3,222         2,479
Intangible assets, net..............................................................................          89,113         3,328
                                                                                                            --------      --------
     Total assets...................................................................................        $181,362      $ 19,187
                                                                                                            ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..................................................................................        $  4,887      $  2,112
  Accrued liabilities...............................................................................           3,484         1,018
  Accrued employee benefits.........................................................................           2,555           869
  Accrued National Insurance Contribution on options................................................           4,471            --
  Deferred revenue..................................................................................           2,215           489
  Capital lease obligations, current................................................................             784           850
                                                                                                            --------      --------
     Total current liabilities......................................................................          18,396         5,338
Capital lease obligations, long-term................................................................           1,178         1,130
                                                                                                            --------      --------
     Total liabilities..............................................................................           9,574         6,468
                                                                                                            --------      --------
Commitments (Note 9)
Stockholders' Equity
 Convertible preferred stock, $0.02 par value; zero shares authorized at April 2, 2000,
  86,100,000 at March 31, 1999; no shares and 51,431,179 issued or outstanding
  at April 2, 2000 and March 31, 1999, respectively.................................................              --           801
 Preferred stock, $0.001 par value; 5,000,000 shares authorized at April 2, 2000, no
  shares issued or outstanding .....................................................................              --            --
 Common stock, $0.001 par value; 450,000,000 and 95,000,000 shares authorized at
  April 2, 2000 and March 31, 1999, respectively; 46,568,006 and 4,004,020 shares
  issued and outstanding at April 2, 2000 and March 31, 1999, respectively..........................              47             4
 Additional paid-in capital.........................................................................         238,833        63,171
 Accumulated other comprehensive income.............................................................             335           871
 Unearned stock compensation........................................................................            (691)       (1,500)
 Accumulated deficit................................................................................         (76,736)      (50,628)
                                                                                                            --------      --------
     Total stockholders' equity.....................................................................         161,788        12,719
                                                                                                            --------      --------
     Total liabilities and stockholders' equity.....................................................        $181,362      $ 19,187
                                                                                                            ========      ========


  The accompanying notes are an integral part of these consolidated financial statements.

                              VIRATA CORPORATION

                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)

                                                                                                        Year Ended
                                                                                       ---------------------------------------------
                                                                                         April 2,       March 31,       March 31,
                                                                                       ------------   -------------   -------------
                                                                                           2000            1999            1998
                                                                                       ------------   -------------   -------------
Revenues:
  Semiconductors....................................................................    $ 14,041        $  2,784        $    505
  License...........................................................................       3,717           1,628           1,570
  Services and royalty..............................................................       1,724           2,367           1,206
  Systems...........................................................................       2,295           2,477           5,650
                                                                                        --------        --------        --------
     Total revenues.................................................................      21,777           9,256           8,931
                                                                                        --------        --------        --------
Cost of revenues:
  Semiconductors....................................................................       9,651           2,421             325
  License...........................................................................         107              --              --
  Services and royalty..............................................................         701             528             192
  Systems...........................................................................         780           1,048           3,270
                                                                                        --------        --------        --------
     Total cost of revenues.........................................................      11,239           3,997           3,787
                                                                                        --------        --------        --------
Gross profit........................................................................      10,538           5,259           5,144
                                                                                        --------        --------        --------
Operating expenses:
  Research and development..........................................................      12,331           8,323           3,987
  Sales and marketing...............................................................       5,350           2,917           4,076
  General and administrative........................................................       5,976           5,567           4,917
  Restructuring costs...............................................................          --              --           1,871
  National Insurance Contribution on options  *.....................................       4,471              --              --
  Amortization of intangible assets.................................................       4,497             549              --
  Amortization of stock compensation................................................         907           1,394             399
  Acquired in-process research and development......................................       5,324           5,260              --
                                                                                        --------        --------        --------
     Total operating expenses.......................................................      38,856          24,010          15,250
                                                                                        --------        --------        --------
Loss from operations................................................................     (28,318)        (18,751)        (10,106)
Interest expense....................................................................        (200)           (155)           (214)
Interest and other income, net......................................................       2,410           1,749              42
                                                                                        --------        --------        --------
Net loss............................................................................    $(26,108)       $(17,157)       $(10,278)
                                                                                        ========        ========        ========
Basic and diluted net loss per share................................................    $  (1.40)       $  (4.46)       $  (3.00)
                                                                                        ========        ========        ========
Weighted average common shares--basic and diluted...................................      18,672           3,845           3,428
                                                                                        ========        ========        ========



*   National Insurance Contribution on options (Note 6):

      Research and development......................................................    $  2,036        $     --        $     --
      Sales and marketing...........................................................         961              --              --
      General and administrative....................................................       1,474              --              --
                                                                                        --------        --------        --------
                                                                                        $  4,471        $     --        $     --
                                                                                        ========        ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              VIRATA CORPORATION

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                (in thousands)


                                                                                                              Accumulated
                                                               Convertible                      Additional       Other
                                                             Preferred Stock     Common Stock     Paid-in    Comprehensive
                                                            ------------------
                                                             Shares    Amount   Shares  Amount    Capital    Income (Loss)
                                                            --------  --------  ------  ------  -----------  --------------
Balance, March 31, 1997...................................   22,320   $ 1,709    3,290     $ 3    $ 27,604           $ 729
                                                            -------   -------   ------     ---    --------           -----
  Issuance of common stock for cash.......................       --        --      242       1          51              --
  Unearned stock compensation.............................       --        --       --      --       1,958              --
  Amortization of unearned stock compensation.............       --        --       --      --          --              --
  Currency translation adjustment.........................       --        --       --      --          --            (110)
  Net loss................................................       --        --       --      --          --              --
                                                            -------   -------   ------     ---    --------           -----
Balance, March 31, 1998...................................   22,320     1,709    3,532       4      29,613             619
                                                            -------   -------   ------     ---    --------           -----
  Change in the par value of Series A convertible
   preferred stock........................................       --    (1,366)      --      --       1,366              --
  Issuance of Series D convertible preferred stock
   and warrants...........................................   24,781       410       --      --      24,672              --
  Issuance of Series D convertible preferred stock,
   common stock and options for acquisition...............      606        10      458      --       3,578              --
  Issuance of Series D convertible preferred stock
   upon conversion of debt................................    3,039        38       --      --       2,576              --
  Issuance of Series D convertible preferred stock
   for cash...............................................       22        --       --      --          24              --
  Issuance of common stock for cash.......................       --        --       14      --           7              --
  Exchange Series B and Series C convertible
   preferred stock to Series D convertible
   preferred stock........................................      663        --       --      --          --              --
  Unearned stock compensation.............................       --        --       --      --       1,335              --
  Amortization of unearned stock compensation.............       --        --       --      --          --              --
  Unrealized gain on investments..........................       --        --       --      --          --               1
  Currency translation adjustment.........................       --        --       --      --          --             251
  Net loss................................................       --        --       --      --          --              --
                                                            -------   -------   ------     ---    --------           -----
Balance, March 31, 1999...................................   51,431       801    4,004       4      63,171             871
                                                            -------   -------   ------     ---    --------           -----
  Issuance of Series E convertible preferred stock
   for cash...............................................    6,154       615       --      --       7,339              --
  Reorganization to US Delaware corporation...............  (57,585)   (1,416)  24,902      25       1,391              --
  Issuance of common upon initial public
   offering...............................................       --        --   11,500      12      73,001              --
  Issuance of common stock for cash.......................       --        --    1,032       1       1,129              --
  Issuance of common stock and options for acquisition....       --        --    4,396       4      92,705              --
  Issuance of common stock upon exercise of
   warrants...............................................       --        --      734       1          (1)             --
  Unearned stock compensation.............................       --        --       --      --          98              --
  Amortization of unearned stock compensation.............       --        --       --      --          --              --
  Currency translation adjustment.........................       --        --       --      --          --            (536)
  Net loss................................................       --        --       --      --          --              --
                                                            -------   -------   ------     ---    --------           -----
Balance, April 2, 2000....................................       --   $    --   46,568     $47    $238,833           $ 335
                                                            =======   =======   ======     ===    ========           =====

                                                                                            Total
                                                               Unearned                  Stockholders'    Total
                                                                 Stock      Accumulated    Equity     Comprehensive
                                                             Compensation     Deficit     (Deficit)       Income
                                                             -------------    -------     ----------      ------
Balance, March 31, 1997...................................        $    --      $(23,193)   $  6,852     $ (8,149)
                                                                  -------      --------    --------     ========
  Issuance of common stock for cash.......................             --            --          52           --
  Unearned stock compensation.............................         (1,958)           --          --           --
  Amortization of unearned stock compensation.............            399            --         399           --
  Currency translation adjustment.........................             --            --        (110)        (110)
  Net loss................................................             --       (10,278)    (10,278)     (10,278)
                                                                  -------      --------    --------     --------
Balance, March 31, 1998...................................         (1,559)      (33,471)     (3,085)     (10,388)
                                                                  -------      --------    --------     ========
  Change in the par value of Series A convertible
   preferred stock........................................             --            --          --           --
  Issuance of Series D convertible preferred stock
   and warrants...........................................             --            --      25,082           --
  Issuance of Series D convertible preferred stock,
   common stock and options for acquisition...............             --            --       3,588           --
  Issuance of Series D convertible preferred stock
   upon conversion of debt................................             --            --       2,614           --
  Issuance of Series D convertible preferred stock
   for cash...............................................             --            --          24           --
  Issuance of common stock for cash.......................             --            --           7           --
  Exchange Series B and Series C convertible
   preferred stock to Series D convertible
   preferred stock........................................             --            --          --           --
  Unearned stock compensation.............................         (1,335)           --          --           --
  Amortization of unearned stock compensation.............          1,394            --       1,394           --
  Unrealized gain on investments..........................             --            --           1            1
  Currency translation adjustment.........................             --            --         251          251
  Net loss................................................             --       (17,157)    (17,157)     (17,157)
                                                                  -------      --------    --------     --------
Balance, March 31, 1999...................................         (1,500)      (50,628)     12,719      (16,905)
                                                                  -------      --------    --------     ========
  Issuance of Series E convertible preferred stock
   for cash...............................................             --            --       7,954           --
  Reorganization to US Delaware corporation...............             --            --          --           --
  Issuance of common upon initial public
   offering...............................................             --            --      73,013           --
  Issuance of common stock for cash.......................             --            --       1,130           --
  Issuance of common stock and options for acquisition....             --            --      92,709           --
  Issuance of common stock upon exercise of
   warrants...............................................             --            --          --           --
  Unearned stock compensation.............................            (98)           --          --           --
  Amortization of unearned stock compensation.............            907            --         907           --
  Currency translation adjustment.........................             --            --        (536)        (536)
  Net loss................................................             --       (26,108)    (26,108)     (26,108)
                                                                  -------      --------    --------     --------
Balance, April 2, 2000....................................        $  (691)     $(76,736)   $161,788     $(26,644)
                                                                  =======      ========    ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              VIRATA CORPORATION

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)


                                                                                                      Year Ended
                                                                                         April 2,      March 31,     March 31,
                                                                                           2000          1999          1998
                                                                                           ----          ----          ----
Cash flows from operating activities:
  Net loss.........................................................................      $(26,108)     $(17,157)     $(10,278)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Provision for doubtful accounts and returns...................................           157         1,458         1,075
     Acquired in-process research and development..................................         5,324         5,260            --
     Depreciation and amortization.................................................         6,269         1,695         1,079
     Amortization of stock compensation............................................           907         1,394           399
     Changes in current assets and liabilities (excluding the effect of acquisitions):
        Accounts receivable........................................................        (4,207)         (739)       (1,651)
        Inventories................................................................          (167)          158           393
        Other current assets.......................................................        (1,648)           82          (445)
        Accounts payable...........................................................         2,797           248          (339)
        Accrued liabilities........................................................         2,213        (2,131)          280
        Deferred revenue...........................................................         1,286           184           306
        Accrued employee benefits..................................................         1,686            48            --
        Accrued National Insurance Contribution on options.........................         4,471            --            --
                                                                                         --------      --------      --------
           Net cash used in operating activities...................................        (7,020)       (9,500)       (9,181)
                                                                                         --------      --------      --------
Cash flows from investing activities:
  Sale of short-term investments...................................................        21,024            --            --
  Purchase of short-term investments...............................................       (38,029)       (1,000)           --
  Purchase of property and equipment, net..........................................        (1,447)       (2,127)         (174)
  Cash paid in connection with acquisition, net of cash acquired...................        (3,598)       (5,149)           --
                                                                                         --------      --------      --------
           Net cash used in investing activities...................................       (22,050)       (8,276)         (174)
                                                                                         --------      --------      --------
Cash flows from financing activities:
  Proceeds from issuance of convertible preferred stock, net of issuance costs.....         7,954        25,106            --
  Proceeds from issuance of common stock...........................................        74,143             7            52
  Proceeds from capital leases.....................................................            --         1,201            11
  Repayments of capital lease obligations..........................................        (1,004)         (318)         (277)
  Proceeds from convertible loan...................................................            --            --         2,606
  Proceeds from (repayment of) bank borrowings.....................................            --          (417)          417
                                                                                         --------      --------      --------
           Net cash provided by financing activities...............................        81,093        25,579         2,809
                                                                                         --------      --------      --------
Effect of exchange rate changes on cash............................................          (446)           46            24
                                                                                         --------      --------      --------
Net increase (decrease) in cash and cash equivalents...............................        51,577         7,849        (6,522)
                                                                                         --------      --------      --------
Cash and cash equivalents at beginning of period...................................         8,616           767         7,289
                                                                                         --------      --------      --------
Cash and cash equivalents at end of period.........................................      $ 60,193      $  8,616      $    767
                                                                                         ========      ========      ========


  The accompanying notes are an integral part of these consolidated financial statements.

                              VIRATA CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1--The Company and Summary of Significant Accounting Policies:

The Company

     Virata Corporation (the "Company") was formed in 1993 as Advanced Telecommunications Modules Limited, a corporation organized in the United Kingdom, as a spin-off from Olivetti Research Laboratories. In February 1998, the Company changed its name to Virata Limited. The Company is a provider of solutions that integrate communication processors with a suite of software for the digital subscriber line equipment ("DSL") market.

     In July 1998, the Company completed its acquisition of RSA Communications, Inc., a corporation organized in North Carolina. RSA Communications was subsequently renamed to Virata Raleigh Corporation. In February 2000, the Company completed its acquisition of D2 Technologies, Inc., a company organized in California (see Note 4). On April 27, 2000 we completed the acquisition of Inverness Systems Ltd., a provider of networking software solutions (see Note
4).

     The historical financial statements presented are those of Virata Limited. In August 1999, Virata Corporation was created and, immediately prior to its initial public offering ("IPO") Virata Corporation became the holding company of Virata Limited. The reorganization was accounted for on a historical basis.

     Effective October 3, 1999, the Company changed the fiscal year such that each quarter ends on the Sunday closest to the calendar quarter end.

Principles of consolidation and basis of presentation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Stock Split

     On March 21, 2000, the Company's Board of Directors approved a two-for-one split of the Company's common stock that was applicable to stockholders of record on May 4, 2000. The stock split, approved by the Company's stockholders on May 1, 2000, was effective May 18, 2000. Unless specifically noted otherwise, all references to share and per share data for all periods presented have been adjusted to give effect to this split.

Use of estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                              VIRATA CORPORATION

Revenue recognition

     Revenues from the sale of both semiconductors and systems are recognized upon shipment to customers. Allowances are provided for estimated returns at the time of shipment. The Company recognizes software license revenue under the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. When contracts contain multiple elements and vendor-specific objective evidence exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the "Residual Method" prescribed by SOP 98-9. Software licenses are generally recognized as revenue upon shipment of the software product. In the event the Company grants customers the right to specified upgrades, license revenue is deferred until delivery of the specific upgrade. If vendor-specific objective evidence of fair value does not exist for the specific upgrade, the entire license fee is deferred until the delivery of the specified upgrade. The Company recognizes revenues from maintenance and support services provided to licensees ratably over the term of the agreement, generally one year, and recognizes revenues from design services provided to customers as the services are performed.

Cash equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At April 2, 2000 and March 31, 1999, $53.3 million and $7.1 million, respectively, of money market funds and certificate of deposits, the fair value of which approximates cost, are included in cash and cash equivalents. The Company deposits cash and cash equivalents with high credit quality financial institutions.

Short-term Investments

     Short term investments consist of high quality debt securities with original maturity dates greater than ninety days. In accordance with Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company's investments are classified as available-for-sale and, at the balance sheet date, are reported at fair value, with the unrealized gains and losses, net of related taxes, reported as a component of Accumulated Other Comprehensive Income. The cost of these investments at April 2, 2000 and March 31, 1999 was $18.0 million and $1.0 million, respectively. Gains and losses on the sale of available-for-sale securities would be determined using the specific-identification method.

Fair value of financial instruments

     Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, short term investments, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short maturities.

Segment information

     The Company identifies its operating segments based on business activities, management responsibility and geographical location. During each of the three years in the period ended April 2, 2000, the Company operated in one operating segment, primarily in the United States and Europe.

                              VIRATA CORPORATION

Concentration of credit risk

     Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, and accounts receivable. The Company's accounts receivable are derived from revenues earned primarily from customers located in the United States, Europe and Asia. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable.

     The following customers accounted for 10% or more of total revenues:

                                                                      Year Ended
                                                                      ----------
                                                            April 2,   March 31,   March 31,
          Revenues                                            2000        1999        1998
          --------                                            ----        ----        ----
          Customer A.....................................      23%         16%         10%
          Customer B.....................................      15%         23%         17%
          Customer C.....................................      --          --          10%

     Revenues from customers located outside the United States were 44% in 2000, 40% in 1999 and 44% in 1998. The Company has $1,700,000 and $1,800,000 invested in identifiable tangible assets in Europe as of April 2, 2000 and March 31, 1999, respectively. The remaining identifiable tangible assets are located in the United States.

     The following customers account for 10% or more of total accounts receivable:

                                                            April 2,        March 31,
     Accounts Receivable                                      2000            1999
     -------------------                                      ----            ----
     Customer A......................................          11%             54%
     Customer B......................................          --              11%
     Customer D......................................          25%             --


Inventories

     Inventories consist solely of finished goods and are stated at the lower of cost or market, cost being determined using the first-in, first-out method.

Property and equipment

     Property and equipment are recorded at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets, as follows:

          Computer and network equipment and software............    2-3 years
          Furniture and office equipment.........................      5 years
          Research and development equipment.....................    2-3 years

     Leasehold improvements are amortized on a straight-line basis over the life of the lease, or the useful life of the assets, whichever is shorter.

                               VIRATA CORPORATION

Impairment of long-lived assets

     The Company investigates potential impairments of its long lived assets on an exception basis when evidence exists that events or changes in circumstances may have made recovery of the carrying value unlikely. An impairment loss is recognized when the expected undiscounted future net cash flows is less than the carrying amount of the asset. No such losses have been identified to date.

Intangible assets

     Intangible assets consist of technology, contracts, customer base, assembled workforce and goodwill, which are being amortized on a straight line basis over their estimated lives ranging from two to five years.

Net loss per share

     The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic and diluted net loss per share is computed by dividing the net loss available to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential shares of common stock if their effect is anti-dilutive. Potential common stock consists of shares of common stock issuable upon the exercise of stock options and warrants and shares issuable upon conversion of the Series A, B, C, and D convertible preferred stock.

                              VIRATA CORPORATION

     The following tables sets forth potential shares of common stock as converted that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the period indicated (in thousands):

                                                                          April 2,        March 31,
                                                                          --------        ---------
                                                                            2000       1999       1998
                                                                            ----       ----       ----
          Series A convertible preferred stock......................          --         269        269
          Series B convertible preferred stock......................          --         208      2,068
          Series C convertible preferred stock......................          --         836      1,194
          Series D convertible preferred stock......................          --      10,219         --
          Convertible preferred stock warrants......................          --         420         21
          Common stock warrants.....................................         102          22         22
          Common stock options......................................       8,166       4,334      1,432
                                                                           -----      ------      -----
                                                                           8,268      16,308      5,006
                                                                           =====      ======      =====


Stock compensation

     The Company accounts for stock compensation arrangements in accordance with provision of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB Opinion No. 25, unearned stock compensation is based on the difference, if any, on the date of the grant, between the fair value of the Company's common stock and the exercise price. Unearned stock compensation is amortized and expensed in accordance with FASB Interpretation No. 28. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

Recent accounting pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 during its year ending March 31, 2002. To date, the Company has not engaged in derivative or hedging activities. The Company is unable to predict the impact of adopting SFAS No. 133 if it were to engage in derivative and hedging activities in the future.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company does not expect the adoption of SAB 101 to have a material effect on its results of operations.

     In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB
25. This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The Company has not yet determined the impact, if any, of adopting this Interpretation.

Comprehensive income

     Comprehensive income consists of foreign currency translation gains and losses arising from the valuation of short-term investments and is presented in the Consolidated Statement of Stockholders' Equity (Deficit). Balance sheet accounts of foreign operations are translated using the period-end exchange rate, and income statement accounts are translated on a monthly basis using the average exchange rate for the period. Unrealized gains and losses on translation adjustments are recorded in stockholders' equity as other comprehensive income. The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. Foreign currency transaction gains and losses are included as a component of other income and expense and during the fiscal years ended April 2, 2000, March 31, 1999 and 1998 the Company recognized (losses) gains of $543,000, $432,000, and $(80,000), respectively.

Note 2--Supplemental Cash Flow Information (in thousands):

                                                                                             Year ended
                                                                                             ----------
                                                                                April 2,      March 31,     March 31,
                                                                                  2000          1999          1998
                                                                                  ----          ----          ----
          Supplemental cash flow information:
             Cash paid for interest.....................................         $  188         $  180        $ 197
                                                                                 ======         ======        =====
          Supplemental noncash investing and financing activity:
             Issuance of preferred stock for convertible loan...........         $   --         $2,712        $  --
                                                                                 ======         ======        =====
             Issuance of warrants in connection with financing..........         $   --         $  949        $  --
                                                                                 ======         ======        =====
             Property and equipment purchased with capital leases.......         $1,295         $  929        $ 361
                                                                                 ======         ======        =====

                              VIRATA CORPORATION

Note 3--Balance Sheet Components (in thousands):

                                                                      April 2, 2000       March 31, 1999
                                                                      -------------       --------------
          Other current assets:
             Prepaid expenses....................................           $ 1,541              $   564
             Deposits............................................                99                  113
             Other current assets................................             1,255                  555
                                                                            -------              -------
                                                                            $ 2,895              $ 1,232
                                                                            =======              =======
          Property and equipment, net:
             Office equipment....................................           $ 4,727              $ 2,856
             Furniture and fixtures..............................               254                  247
             Leasehold improvements..............................               440                  429
             Research and development equipment..................             3,426                3,039
                                                                            -------              -------
                                                                              8,847                6,571
          Less: Accumulated depreciation and amortization........            (5,625)              (4,092)
                                                                            -------              -------
                                                                            $ 3,222              $ 2,479
                                                                            =======              =======

     Property and equipment includes $3,843,000 and $3,485,000 of computer equipment and internal-use software under capital leases at April 2, 2000 and March 31, 1999, respectively. Accumulated amortization of assets under capital leases totaled $3,044,000, and $2,015,000, at April 2, 2000, and March 31, 1999,
respectively.


                                                                      April 2, 2000       March 31, 1999
                                                                      -------------       --------------
          Intangible assets:
             Goodwill.............................................          $75,572               $3,877
             Technology...........................................           15,872                   --
             Contracts............................................            1,006                   --
             Customer base........................................            1,001                   --
             Assembled workforce..................................              760                   --
                                                                            -------               ------
                                                                             94,211                3,877
          Less: Accumulated amortization..........................           (5,098)                (549)
                                                                            -------               ------
                                                                            $89,113               $3,328
                                                                            =======               ======


Note 4--Acquisitions

RSA Communications

     The Company completed its acquisition of RSA Communications Inc. on July 17, 1998. RSA Communications was privately-held and based in Raleigh, North Carolina, specializing in analog modem software development. The Company's acquisition of RSA Communications was accounted for as a purchase business combination.

     The Company's allocation of RSA Communications' aggregate purchase price to the tangible and identifiable intangible assets acquired in connection with this acquisition were based on fair values as determined by an independent appraiser. The allocation is summarized below (in thousands):

          In-process research and development...................      $5,260
          Goodwill..............................................       3,877
          Net tangible assets...................................         138
                                                                      ------
               Total purchase price.............................      $9,275
                                                                      ======

                              VIRATA CORPORATION

  The total purchase price of $9,275,000 million consisted of 459,700 shares of the Company's common stock valued at $1,417,000 million, 606,500 shares of series D convertible preferred stock valued at $667,000, options to purchase 594,925 shares of common stock valued at $1,505,000 million, cash of $5,332,000 million and acquisition related expenses, consisting primarily of legal and other professional fees, of approximately $354,000. The Company valued the options using the Black-Scholes option pricing model, applying an expected life of four years, a weighted average risk-free rate of 5.47%, an expected dividend yield of zero percent, a volatility of 70% and a deemed fair value of common stock of $0.46 per share.

  The core technologies acquired in the RSA Communications acquisition were the ADSL PHY software and voiceband modem protocol software. The significant in-process research and development projects include V.90 Modem Software and two software algorithms, the Modem Modulation Software Algorithm and the ADSL Software Algorithm.

  The valuation of the acquired in-process research and development of $5,260,000 was based on the result of an independent appraisal which was determined using the income-based approach for V.90 Modem Software and the replacement cost method for software algorithms. The acquired in-process technology was not considered to have reached technological feasibility at the time it was acquired and had no alternative future use. Accordingly, the amount was charged to operations at the date of acquisition.

  The V.90 Modem Software project was completed subsequent to its acquisition in 1998 and has been licensed to one customer. At the time of the acquisition this project was approximately 90% complete, and the fair value assigned to this project was $2.435 million.

  The Modem Modulation Software Algorithm includes certain software that provides modulation/demodulation functions of a voiceband modem, and certain software for a voiceband modem that provides functions such as control, error correction and data compression. At the time of the acquisition, this project was approximately 90% complete, and the fair value assigned to this project was $2.4 million. This project was subsequently terminated.

  The ADSL software algorithm is a complete software stack that is compliant with the ITU ADSL standards. The fair value assigned to this project was $425,000 at the time of the acquisition when this project was approximately 35% complete. The project is currently 85% complete and has a remaining expected development cost of $375,000. The remaining risks affecting the timely completion and commercialization of this project are minimal. The remaining uncertainties that might affect the outcome of this project are related to the size of the developing ADSL market.

  The income method of valuation for the V.90 Modem Software was determined using a modified version of the relief from royalty avoided by the Company upon the purchase of RSA Communications. Royalty rates were estimated based on past contracts and unit sales were estimated based on the size of the total market from industry analysis. The avoided royalty payments by the Company were then calculated for the life of the product. The net cash flow was discounted back to the present value at a risk-adjusted discount rate of 40%.

  The algorithms which require a special skill set for their development were valued using the replacement cost method which considered costs incurred through the valuation date.

  The goodwill is being amortized on a straight line basis over the estimated period of benefit of five years.

                              VIRATA CORPORATION

  The following unaudited pro forma financial information present the consolidated results of the Company as if the acquisition had occurred at the beginning of each period, and includes adjustments for amortization of goodwill. This pro forma financial information is not intended to be indicative of future results. Unaudited pro forma consolidated results of operations are as follows (in thousands, except per share data):

                                                                                           Year Ended
                                                                                           March 31,
                                                                                   --------------------------
                                                                                       1999          1998
                                                                                   ------------  ------------
                                                                                          (unaudited)

           Revenues..........................................................         $ 10,075     $ 13,251
           Net loss..........................................................          (19,224)     (11,931)
           Basic and diluted net loss per share..............................            (4.82)       (3.08)

D2 Technologies

  The acquisition of D2 Technologies, Inc. was completed on February 10, 2000. Based in Santa Barbara, California, D2 Technologies develops, markets and supports innovative digital signal processing (DSP) solutions for the next generation telephony products. D2 Technologies serves the computer and Internet telephony markets with robust and cost-effective DSP solutions. Its customers include some of the largest telecommunications and internet companies in the industry whose markets range from high-capacity telecommunications systems to personal communications products.

  Under the terms of the merger agreement, 4,396,826 shares of Virata common stock were exchanged for all of the outstanding common stock of D2 Technologies. In addition, employee options to purchase shares of D2 Technologies common stock were exchanged for options to purchase 932,330 shares of Virata common stock. The Company valued the options using the Black-Scholes option pricing model, applying an expected life of four years, a weighted average risk-free rate of 6.64%, an expected dividend yield of zero percent, a volatility of 55% and a deemed fair value of common stock of $18.00 per share. The acquisition has been accounted for as a purchase business combination. The aggregate purchase price is as follows (in thousands):

           Shares of Virata common stock.....................................         $79,143
           Options to purchase Virata common stock...........................          13,566
           Direct acquisition costs..........................................           4,200
                                                                                      -------
                                                                                      $96,908
                                                                                      =======

  Based on a valuation by an independent appraiser, the purchase price of D2 Technologies was allocated as follows:

           Fair value of assets acquired and liabilities assumed ............          $1,252
           Assembled workforce...............................................             760
           Customer base.....................................................           1,001
           Contracts.........................................................           1,006
           Technology........................................................          15,872
           In-process research and development...............................           5,324
           Goodwill..........................................................          71,695
                                                                                      -------
           Total.............................................................         $96,909
                                                                                      =======

  D2 Technologies has 19 completed products that comprise the completed technology at the date of acquisition. They are classified into five product groups as follows:

           Telephony Algorithms
           Echo Cancellation Products
           Standard Voice Coders
           Proprietary Voice Coders
           Fax and Data Products

  The individual products and algorithms are entirely independent from each other. The value of the completed technology is based on the net cash flow forecast, discounted at a cost of capital of 18.0%. The acquired in-process technology are mainly related to the fax and data products and include the Fax Modem Data Pump, Fax Relay Protocols and Single Sample Echo Cancellers and Standard Voice Coders. The acquired in-process technology is also valued using the net cash flow forecast, discounted at a higher cost of capital of 23.0% to reflect the uncertainty of its future use. The company does not consider it to have reached technological feasibility and accordingly charged it to operations upon acquisition.

  Financial information for the fiscal year ended April 2, 2000 includes the results of operations for D2 Technologies from February 10, 2000.

                              VIRATA CORPORATION

  The following unaudited pro forma financial information presents the consolidated results of the Company as if the acquisitions had occurred at the beginning of each period, and includes adjustments for amortization of intangible assets. This pro forma financial information is not intended to be indicative of future results. Unaudited pro forma consolidated results of operations are as follows (in thousands, except per share data):

                                                                                               Year Ended
                                                                                               ----------
                                                                                        April 2,         March 31,
                                                                                          2000             1999
                                                                                        --------         --------
                                                                                               (unaudited)
           Revenues............................................................         $ 23,281         $ 11,480
           Net loss............................................................          (45,689)         (47,365)
           Basic and diluted net loss per share................................            (1.98)           (5.66)


Acquisition of Inverness Systems Ltd.

  On March 21, 2000, Virata entered into a definitive agreement to acquire Inverness Systems, Ltd., a privately-held Israeli Company, in a stock for stock transaction. Inverness Systems maintains offices in Kfar Saba and Jerusalem, in Israel as well as in Marlborough, Massachusetts.

  Inverness Systems is a software company with expertise spanning many technologies, including ATM, voice over ATM, xDSL, IP Routing, Multi-Protocol label Switching (MPLS), Frame Relay and Network Simulation. Inverness' source code solutions and network simulation products facilitate fast-to-market product development programs for advanced communication products.

  Under the terms of the agreement, Virata will issue 2,011,624 shares and 517,896 options to purchase shares of Virata common stock to shareholders of Inverness Systems common and preferred stock. The acquisition will be accounted for as a purchase business combination. Accordingly, the purchase price will be allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed on the closing date. The valuation of the intangible assets acquired will be determined by an independent appraiser and are expected to include complete technology, workforce in place and customer base.

  The total purchase price of $98.2 million consists of 2,011,624 shares of the Virata's common stock valued at $77.8 million, options to purchase 517,896 shares of Virata, valued at $20.0 million and estimated acquisition expenses of $0.4 million, consisting mainly of legal, accounting and financial advisory fees. The Company valued the options using the Black-Scholes option pricing model, applying expected an life of four years, a weighted average risk-free rate of 6.5%, an expected dividend yield of zero percent, a volatility of 55% and a deemed fair value of common stock of $38.67 per share.

  The results of operations of Inverness Systems have not been included in the consolidated statement of operations of the Company.

  The following unaudited pro forma financial information presents the consolidated results of the Company as if the acquisitions had occurred at the beginning of each period, and includes adjustments for amortization of intangible assets. This pro forma financial information is not intended to be indicative of future results. Unaudited pro forma consolidated results of operations are as follows (in thousands, except per share data):

                                                                               Year Ended
                                                                               ----------
                                                                        April 2,       March 31,
                                                                          2000           1999
                                                                          ----           ----
                                                                               (unaudited)
   Revenues...........................................................  $ 26,026        $ 13,573
   Net loss...........................................................   (69,253)        (70,704)
   Basic and diluted net loss per share...............................     (2.88)          (6.81)

Note 5--Restructuring:

  In September 1997, the Company implemented a new business strategy focusing on semiconductors and reduced the resources allocated to its systems line of business. A restructuring plan was implemented in the second half of the fiscal year ended March 31, 1998, which resulted in one time charges of $1,871,000 in the fiscal year ended March 31, 1998. Approximately, $900,000 of the restructuring charge represents employee costs, $900,000 represent asset write downs and $71,000 related to other restructuring costs. As of March 31, 1998 the Company had reduced the operations of the systems business including reducing headcount from the prior years level by approximately 33%. The Company continues to sell its systems products to one principal customer and systems revenues for the year ended April 2, 2000, were $2,296,000. The Company fully utilized its restructuring accrual as of March 31, 1999.


Note 6--National Insurance Contribution on options:

  The Company recorded a charge for National Insurance Contribution on options which will be incurred on a gain in the Company's per share price for stock options granted to our United Kingdom employees. The requirement to book this charge came into effect on April 5, 1999. Due to the significant movement in Virata's per share price in the fiscal year ended April 2, 2000, the charge recorded was $4.5 million. The charge is calculated in the United Kingdom as the difference between the market value of Virata common stock at the close of the period and the exercise price of the option multiplied by a 12.2% tax rate. The calculation is applied to all options issued to our UK employees, vested and unvested. The charge will be revised to reflect the movement in Virata's stock price at each future balance sheet date. The allocation of the $4.5 million charge, by department, is $2.0 million to research and development, $1.0 million to sales and marketing, and $1.5 million to general and administrative.


Note 7--Income Taxes:

  No income tax provision was recorded for the three years ended April 2, 2000 because the Company incurred net losses in such periods.

                              VIRATA CORPORATION

  Deferred tax assets and liabilities consist of the following:

                                                                                      April 2,        March 31,
                                                                                        2000            1999
                                                                                      --------        --------
           Deferred tax assets:
                 Net operating loss carryforwards.............................        $ 21,939        $ 12,647
                 Temporary differences........................................           2,105           1,764
                 Other........................................................             303              67
                                                                                      --------        --------
                                                                                        24,347          14,478
           Valuation allowance................................................         (24,347)        (14,478)
                                                                                      --------        --------
                                                                                      $     --        $     --
                                                                                      ========        ========

  The deferred tax asset has been fully reserved due to the uncertainty of the Company's ability to realize this asset in the future.

  At April 2, 2000, the Company has approximately $33.1 million, $25.9 million and $30.0 million in federal, state and foreign net operating loss carryforwards, respectively, to reduce future taxable income. The net operating loss carryforwards expire between 2002 and 2019 for both federal and state purposes, if not utilized.


Note 8--Borrowings:

  A convertible loan in the amount of $2,712,000 was converted to 2,402,710 shares of series D convertible preferred stock valued at $1.10 per share on June 4, 1998. The value of the stock was determined by the series D convertible preferred stock offering price of $1.10, also on June 4, 1998. The loan was drawn in December 1997 bearing interest at the rate of 10% per annum and was due to related parties.

  In connection with a loan and security agreement, the Company issued a warrant to purchase 35,294 shares of series D convertible preferred stock at an exercise price of $1.70 per share. The Company valued the warrant using the Black-Scholes option pricing model, applying an expected life of 5 years, a weighted average risk free rate of 5.77%, an expected dividend yield of zero percent, a volatility of 70% and a deemed fair value of common stock of $0.95. The Company determined that the fair value of the warrant was not significant at the date of grant. The warrant was exercised and converted into 14,490 shares of the Company's common stock in February 2000.

  The Company has a loan and security agreement that provides for borrowings up to $3.0 million. The agreement bears interest at prime rate plus one-half percent, and all outstanding advances are due in August 2000. Borrowings are secured by our property, equipment, intellectual property, inventory and receivables and require that we comply with certain financial covenants including the maintenance of specific minimum ratios. As of April 2, 2000, we had obtained waivers for such financial covenants, and we had no outstanding debt under this agreement.


Note 9--Commitments:

Leases

  The Company leases office space and equipment under noncancelable operating and capital leases with various expiration dates through August 2005. Net rent expense for the years ended April 2, 2000, March 31, 1999 and 1998 was $606,000, $536,000, and $372,000, respectively. The terms of the facility lease provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

                              VIRATA CORPORATION

  Future minimum lease payments under noncancelable operating and capital leases are as follows (in thousands):

           Year Ending                                                                                 Capital        Operating
           March 31,                                                                                    Leases         Leases
           ---------                                                                                    ------         ------
           2001............................................................................                   919             892
           2002............................................................................                   735             666
           2003............................................................................                   544             449
           2004............................................................................                     7             434
           2005............................................................................                    --              73
           2006............................................................................                    --              30
                                                                                                           ------          ------
           Total minimum lease payments....................................................                 2,205          $2,544
                                                                                                                           ======
           Less: Amount representing interest..............................................                  (243)
                                                                                                           ------
           Present value of capital lease obligations......................................                 1,962
           Less: Current portion...........................................................                  (784)
                                                                                                           ------
              Long-term portion of capital lease obligations...............................                $1,178
                                                                                                           ======


Note 10--Preferred Stock:

  Under the Company's Certificate of Incorporation, as amended, the Company is authorized to issue 5,000,000 shares of preferred stock. As of April 2, 2000, there are no shares outstanding of our preferred stock outstanding. However, the Company's certificate of incorporation provides that the preferred stock be divisible into and issuable in one or more series. The rights and preferences of the different series may be established by the Company's board of directors without future action by Virata stockholders. The Company's board of directors is authorized with respect to each series to fix and determine, among other things:

  .  its dividend rate;
  .  its liquidation preference;
  . whether or not the shares will be convertible into, or exchangeable for, any other securities; and
  . whether or not the shares will have voting rights, and, if so, determine the extent of the voting powers and the conditions under which the shares will vote as a separate class.

                              VIRATA CORPORATION

Note 11--Stock Option Plans:

  In November 1999, the Company adopted the 1999 Stock Option Plan (the "Plan"). The Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the Plan may be either incentive stock options or nonqualified stock options. Incentive stock options ("ISO") may be granted only to Company employees (including officers and directors who are also employees). Nonqualified stock options ("NSO") may be granted to Company employees and consultants.

  Options under the Plan may be granted for periods of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that (i) the exercise price of an ISO and NSO shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively, and (ii) the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant, respectively. To date, options granted generally vest over four years. Options expire at the earlier of 90 days after the employee ceases employment or seven years after the effective date of the grant of the options.

  Upon the acquisition of D2 Technologies, the Company assumed the stock option plan for D2 Technologies and reserved a total of 932,330 shares of the Company's common stock for issuance under the plan.

  During the period from April 1, 1996 through November 16, 1999, the date of the Company's initial public offering, the Company recorded $3,392,000 of unearned stock compensation for the excess of the deemed fair market value over the exercise price at the date of grant related to options granted in 1998 and 1999. The compensation expense is being recognized over the option vesting period of four years. The Company amortized $907,000, $1,394,000 and $399,000 for the years ended April 2, 2000, March 31, 1999 and 1998, respectively.

  In November 1999, the Company adopted the 1999 Employee Stock Purchase Plan ("ESPP") and reserved a total of 1,200,000 shares of the Company's common stock for issuance thereunder, plus an automatic annual increase on the first day of each of our fiscal years beginning in 2001, 2002, 2003, 2004 and 2005 equal to the lesser of (i) 1,000,000 shares, (ii) 1% of the total number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or (iii) an amount unanimously determined by the board of directors. Under the ESPP, eligible employees are permitted to contribute up to 15% of their compensation, as defined, to the purchase of the Company's common stock at a price which is equal to the lower of 85% of the fair market value of the common stock at the beginning of each offering period or at the end of each purchase period.

  In November 1999, the Company adopted the 1999 Non-employee Director Compensation Plan (the "Director's Plan") and reserved a total of 2,000,000 shares of the Company's common stock for issuance thereunder. Each non-employee director who becomes a member of the Board of Directors will initially be granted an option for 80,000 shares of the Company's common stock at an exercise price per share equal to the fair market value of a share of common stock on the date of grant or, if the non-employee director was serving as a board member on November 16, 1999, at an exercise price per share equal to the initial offering price per share to the public in the Company's initial public offering. These options will vest proportionately each month over a period of four years. On the fourth anniversary and on each anniversary thereafter, each member of the Board of Directors will be granted an option to purchase an additional 20,000 shares of the Company's common stock at an exercise price per share equal to the fair market value of a share of common stock on the date of grant. These options will vest proportionately each month over a period of one year.

                              VIRATA CORPORATION

The following table summarizes activity under the Company's Plan from March 31, 1997 through April 2, 2000:

                                                                                            Outstanding Options
                                                                                            -------------------
                                                                                                            Weighted-
                                                                      Shares                                 Average
                                                                     Available           Number of          Exercise
                                                                     for Grant             Shares             Price
                                                                     ---------             ------             -----
     Balance, March 31, 1997......................................      562,966             828,898              0.37
        Shares reserved for grant.................................      600,640                  --                --
        Options granted...........................................   (1,815,672)          1,815,672              0.80
        Options exercised.........................................           --            (243,332)             0.20
        Options canceled..........................................      969,614            (969,614)             0.80
                                                                     ----------          ----------

     Balance, March 31, 1998......................................      317,550           1,431,624              0.67
        Shares reserved for grant.................................    2,996,484                  --                --
        Options granted...........................................   (3,098,566)          3,098,566              2.04
        Options exercised.........................................           --             (14,398)             0.34
        Options canceled..........................................      182,748            (182,748)             2.35
                                                                     ----------          ----------

     Balance, March 31, 1999......................................      398,216           4,333,044              2.55
        Shares reserved for grant.................................    6,253,696                  --                --
        Options granted...........................................   (5,187,816)          5,187,816             11.39
        Options exercised.........................................           --          (1,031,304)             1.10
        Options canceled..........................................      323,208            (323,208)             2.46
                                                                     ----------          ----------

     Balance, April 2, 2000.......................................    1,787,304           8,166,348              7.83
                                                                     ==========          ==========

                                                                       Options Exercisable at
                                 Options Outstanding at April 2, 2000      April 2, 2000
                                 ------------------------------------  ----------------------
                                                 Weighted
                                                 Average     Weighted                Weighted
                                                Remaining    Average                 Average
             Range of               Number     Contractual   Exercise     Number     Exercise
          Exercise Price         Outstanding       Life       Price    Outstanding    Price
          --------------         -----------       ----       -----    -----------    -----
         $ 0.07 - $ 6.42           6,189,826        5.5      $ 2.58     1,788,180    $ 1.34
         $ 6.84 - $10.26             706,262        6.6        7.11            --        --
         $14.47 - $18.00             696,000        6.7       16.70        10,492     18.00
         $21.72 - $37.56             162,450        6.8       24.20            --        --
         $42.19 - $49.94             126,210        7.0       49.27            --        --
         $62.25 - $72.38             106,400        6.9       71.08            --        --
         $75.38 - $86.06             179,200        7.0       75.97            --        --
                                   ---------                            ---------
                                   8,166,348                            1,798,672
                                   =========                            =========

  The total number of options exercisable at April 2, 2000, March 31, 1999 and 1998 was 1,798,672, 1,342,112 and 406,434, respectively.

                              VIRATA CORPORATION

Fair value disclosures

  If compensation cost for the Company's stock-based compensation plan had been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

                                                                                      Year Ended
                                                                                      ----------
                                                                          April 2,    March 31,    March 31,
                                                                            2000        1999         1998
                                                                            ----        ----         ----
     Net loss:
        As reported......................................................  $(26,108)   $(17,157)   $(10,278)
        Pro forma........................................................   (31,969)    (19,707)    (10,974)
     Basic and diluted net loss per share:
        As reported......................................................  $  (1.40)   $  (4.46)   $  (3.00)
        Pro forma........................................................     (1.71)      (5.12)      (3.20)

  The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes pricing method with the following assumptions: expected dividend yield of zero percent; weighted average expected option term of four years; risk free interest rates of 5.1% to 6.7% and 4.5% to 5.8% and 5.6% to 6.6% and a volatility of 55%, 70%, and 70% for the years ended April 2, 2000, March 31, 1999, and 1998 and, respectively. The weighted average fair value of options granted during fiscal year 2000, 1999 and 1998 was $7.83, $0.44 and $.047, respectively.

Warrants for Common Stock

  In connection with a consulting agreement, the Company issued a warrant to purchase 150,000 shares of common stock for $0.04 per share in July 1997. The Company valued the warrant using the Black-Scholes option pricing model, applying expected life of five years, a weighted average risk-free rate of 6.62%, an expected dividend yield of zero percent, a volatility of 70% and a deemed fair value of common stock of $0.45. Using the Black-Scholes pricing model, the Company determined that the fair value of the warrant was not significant at the date of grant. The warrant was exercised and converted into 150,000 shares of the Company's common stock in September 1999.

  In connection with a lease agreement, the Company issued warrants to purchase 69,705 shares of series C convertible preferred stock and 163,636 shares of series D convertible preferred stock for $1.50 and $1.10 per share, respectively, in the period September 1996 to May 1999. Such warrants are convertible into 101,724 shares of the Company's common stock and are outstanding at April 2, 2000 and expire in the period September 2001 to May 2009. The Company valued the warrants using the Black-Scholes option pricing model, applying an expected life of five years, a weighted average risk-free rate of 4.81% and 6.6%, an expected dividend yield of zero percent, a volatility of 70% and a deemed fair value of common stock between $0.74 and $1.03, respectively. The Company determined that the fair value of the warrants was not significant at the date of grant.

  In connection with the series D convertible preferred stock financing, the Company issued warrants to purchase 1,595,054 shares of series D convertible preferred stock for $1.10 per share in June 1998. Such warrants are convertible into 748,212 shares of the Company's common stock and are outstanding at April 2, 2000 and expire in June 2003. The Company valued the warrants using the Black-Scholes option pricing model, applying an expected life of five years, a weighted average risk-free rate of 5.52%, an expected dividend yield of zero percent, a volatility of 70% and a deemed fair value of common stock of $0.99. The Company determined that the fair value of the warrants was not significant at the date of grant.

Note 12--Employee Benefit Plans

  The Company has three benefit plans, one in the United Kingdom, and two plans in the United States. The United Kingdom plan includes private health care, permanent health insurance, death in service coverage and a pension arrangement. In addition, under the United Kingdom Plan, the Company matches pension contributions of up to 5% of an employee's salary. Contributions for the years ended April 2, 2000, March 31, 1999 and 1998 were $141,800, $112,600, and
$109,400, respectively.

  The United States plan includes a medical plan, life insurance, accidental death and dismemberment insurance, long-term disability, IRC Section 125 premium payment plan, COBRA and a 401(k) retirement plan. The Company provides 50% matching contribution to the retirement plan of up to $2,000 per calendar year per employee. Contributions for the year ended April 2, 2000 and March 31, 1999 were $178,500 and $58,000, respectively.

  The D2 Technologies plan includes a medical plan, long-term disability, IRC
Section 125 premium payment plan, and COBRA.

                              VIRATA CORPORATION

Note 13--Related Party Transactions:

  The Company had revenues of $82,000, $549,000, and $1,321,000 during the years ended April 2, 2000, March 31, 1999 and 1998 respectively, to related parties. At April 2, 2000, March 31, 1999 and 1998, there were accounts receivable from related parties in the amounts of $17,600, $154,000, and $5,000, respectively.

  The Company made purchases of $5,786,000, zero and $35,000, for the three years ended April 2, 2000, respectively, from related parties. At April 2, 2000, there were accounts payable from related parties totaling $1,884,000.

Note 14--Subsequent Events:

  On April 27, 2000, the Company completed the acquisition of Inverness Systems, Ltd., a privately-held Israeli Company, in a stock for stock transaction (see
Note 4).

ITEM 9 -- Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

   None.

PART III

Item 10 -- Directors And Executive Officers Of The Registrant.

  Information required by this Item other than information regarding the executive officers and directors is set forth under the section of the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders (the "Proxy Statement") entitled "Election Of Directors" and "Executive Compensation And Other Matters." Information regarding the Company's executive officers and directors may be found in the section entitled "Executive Officers" in Part I of this 10-K.


Item 11 -- Executive Compensation.

  The information under the captions "Executive Compensation and Other Matters" and "Stock Options and Bonuses" in the Proxy Statement is incorporated herein by reference.


Item 12 -- Security Ownership Of Certain Beneficial Owners And Management.

  The information under the caption "Stock Ownership of Certain Beneficial Owners" of the Proxy Statement is incorporated herein by reference.


Item 13 -- Certain Relationships And Related Transactions.

  The information under the caption "Certain Transactions" of the Proxy Statement is incorporated herein by reference.

  With the exception of the information specifically stated as being incorporated by reference from the Company's Proxy Statement in Part III of this Annual Report on Form 10-K, the Company's Proxy Statement is not to be deemed as filed as of this Annual Report. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year end.

PART IV

Item 14 -- Exhibits, Financial Statement, Schedules And Reports On Form 8-K.

(a)  1.  Financial Statements

         See Item 8 of this Annual Report.

(a)  2.  Financial Statement Schedules

         See Item 8 of this Annual Report.

(a)  3.  Exhibits

  Exhibit
  Number                                                         Description
  ------                                                         -----------
    2.1      Agreement and Plan of Merger among Virata Limited, Virata Acquisition Sub, Inc., a Delaware corporation, RSA
             Communications, Inc., a Delaware corporation, and Munther Qubain, an individual, dated as of June 1, 1998+*
    2.2      Amendment No. 1 to Agreement and Plan of Merger among Virata Limited, Virata Acquisition Sub, Inc., a Delaware
             corporation, RSA Communications, Inc., a Delaware corporation, and Munther Qubain, an individual, dated as of June
             25, 1998*.
    2.3      Agreement and Plan of Merger among Virata Corporation, D2 Technologies, Inc., VC Acquisition, Inc. and David Y.
             Wong, as Securityholder Agent, dated as of January 23, 2000+**.
    2.4      Share Purchase Agreement among Virata Corporation and Jonathan Masel, Joanne Masel, Menachem Student, David St.
             Charles, Peter Simon, Holland Venture B.V., Docor International B.V., dated as of March 21, 2000+***.
    3.1      Amended and Restated Certificate of Incorporation of Virata Corporation, as filed with the Secretary of State of the State of Delaware on November 17, 1999.
    3.2      Certificate of Amendment of Amended and Restated Certificate of Incorporation of Virata Corporation, as filed with the Secretary of State of the State of Delaware on May 2, 2000.
    3.3      Amended and Restated Bylaws of Virata Corporation, as currently in effect.
    4.1      Specimen form of Virata Corporation's Common Stock Certificate*.
   10.1      Agreement with Gaz et Eaux and Board with respect to Board of Directors and other shareholder rights*.
   10.2      Warrant Agreement between Virata Limited and Index Securities, S.A., dated as of June 4, 1998*.
   10.3      Form of Warrant between Virata Limited and Comdisco, Inc.*
   10.4      Lease between WHC-SIX Real Estate Limited Partnership and Advanced Telecommunications Modules, Inc., a California
             corporation, dated June 26, 1996*.
   10.5      Lease Agreement between Lake Partners, L.L.C. and RSA Communications, Inc., dated as of July 1, 1998*.
   10.6      Lease between Universities Superannuation Scheme Limited and Advanced Telecommunications Modules Limited, dated
             1994*.
   10.7      License to Subunderlet among Universities Superannuation Scheme Limited, Royal Insurance (U.K.) Limited, Hill
             Samuel Investment Services Group Limited, and Advanced Telecommunications Modules Limited, dated 1995*.
   10.8      Lease between Virata Limited and Comdisco, Inc., dated September 30, 1996*.
   10.9      Loan and Security Agreement among Venture Banking Group, Virata Santa Clara Corporation and Virata Raleigh
             Corporation, dated as of August 27, 1999*.
  10.10      Collateral Assignment, Patent Mortgage and Security Agreement between Virata Ltd. And Venture Banking Group, dated as of August 27, 1999*.
  10.11      Agreement between ARM Limited and Virata Ltd., dated June 2, 1999++*.
  10.12      Amendment No. 1 to License and Technical Co-Operation Agreement for ATM Technology between Ing. C. Olivetti & C.,
             S.p.A. and Advanced Telecommunications Modules Limited, dated September 19, 1994*.
  10.13      License and Technical Co-Operation Agreement for ATM Technology between Ing. C. Olivetti & C., S.p.A. and Advanced
             Telecommunications Modules Limited, dated December 3, 1993*.
  10.14      Settlement Agreement between Virata Limited and Cirrus Logic, Inc., a California corporation, dated as of June 19,
             1998*.
  10.15      Development, Production, Supply and License Agreement between Advanced Telecommunications Modules Limited and
             Symbios Incorporated, a Delaware corporation, dated as of August 16, 1997*
  10.16      1999 Stock Incentive Plan****+++.
  10.17      1999 Employee Stock Purchase Plan****.
  10.18      Non-Employee Director Plan****+++.
  10.19      Form of Indemnity Agreement*.
  10.20      Employment Agreement--Charles Cotton*+++.

  Exhibit
  Number                        Description
  ------                        -----------
   10.21     Employment Agreement--Michael Gulett*+++.
   10.22     Employment Agreement--Andrew Vought*+++.
   10.23     Employment Agreement--Martin Jackson*+++.
   10.24     Employment Agreement--Thomas Cooper*+++.
   10.25     Employment Agreement--Duncan Greatwood+++.
   10.26     Registration Rights Agreement by and among Virata Corporation and the Investors, dated November 17, 1999*.
   10.27     Registration Rights Agreement by and among Virata Corporation and David Y. Wong, dated February 10, 2000.
   10.28     Registration Rights Agreement by and among Virata Corporation and Jonathan Masel, dated April 27, 2000.
   21.1      List of Subsidiaries of Virata Corporation.
   23.1      Consent of Independent Accountants
   24.1      Power of Attorney (see the signature page to this Annual Report on Form 10-K).
   27.1      Financial Data Schedule.

_______________
+    Filed without schedules.

++ Confidential treatment has been requested for selected sections of this exhibit.

 * Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 333-86591).

** Incorporated by reference to the Registrant's Current Report on From 8-K filed on February 1, 2000.

*** Incorporated by reference to the Registrant's Current Report on From 8-K filed on April 4, 2000.
**** Incorporated by reference to the Registrant's Registration Statement on Form S-8 (No. 333-34742).

+++  A management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K.

     The Company has filed the following reports on Form 8-K since November 17, 1999:

February 1, 2000         The Company announced the acquisition of D2
                         Technologies, Inc.
February 16, 2000        The Company announced the completion of the acquisition
                         of D2 Technologies, Inc.
April 3, 2000            The Company announced the acquisition of Inverness
                         Systems Limited.
April 21, 2000           The Company reported consolidated financial information
                         reflecting the acquisition of D2 Technologies, Inc.
May 5, 2000              The Company announced the completion of the acquisition
                         of Inverness Systems Limited.

(c)  Exhibits.

     The Company hereby files as part of this Form 10-K the Exhibits listed in
Item 14(a) 3 above.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  VIRATA CORPORATION



                                  By: /s/ Charles Cotton
                                     ___________________________________________
                                                     Charles Cotton
                                        Chief Executive Officer and Director

                                Dated: June 6, 2000


                               POWER OF ATTORNEY

  KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles Cotton and Andrew Vought, each of whom may act without joinder of the other, as their true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                  Signature                                     Title                                    Date
                  ---------                                     -----                                    ----
         /s/ Charles Cotton                    Chief Executive Officer and                           June 6, 2000
-------------------------------------------      Director (Principal Executive
             Charles Cotton                      Officer)

         /s/ Andrew Vought                     Senior Vice President, Chief                          June 6, 2000
-------------------------------------------      Financial Officer and Secretary
             Andrew Vought                       (Principal Financial Officer and
                                                 Principal Accounting Officer)

         /s/ Dr. Hermann Hauser                Chairman of the Board                                 June 6, 2000
-------------------------------------------
             Dr. Hermann Hauser

         /s/ Marco De Bennedetti               Director                                              June 6, 2000
-------------------------------------------
             Marco De Benedetti

         /s/ Gary Bloom                        Director                                              June 6, 2000
-------------------------------------------
             Gary Bloom

                  Signature                             Title                Date
                  ---------                             -----                ----
         /s/ Bandel Carano                     Director                   June 6, 2000
-------------------------------------------
             Bandel Carano


         /s/ Andrew Hopper                     Director                   June 6, 2000
-------------------------------------------
             Andrew Hopper


         /s/ Martin Jackson                    Director                   June 6, 2000
-------------------------------------------
             Martin Jackson


         /s/ Peter Morris                      Director                   June 6, 2000
-------------------------------------------
             Peter Morris


         /s/ Patrick Sayer                     Director                   June 6, 2000
-------------------------------------------
             Patrick Sayer


         /s/ Giuseppe Zocco                    Director                   June 6, 2000
-------------------------------------------
             Giuseppe Zocco

                                                                     SCHEDULE II

                              VIRATA CORPORATION

                       VALUATION AND QUALIFYING ACCOUNT

                                                             Balance at  Charged to
                                                             Beginning   Costs and                Balance at
                        Description                          of Period    Expenses   Deductions  End of Period
                        -----------                          ---------    --------   ----------  -------------
                                                                              (in thousands)
Allowance for doubtful accounts:
  Year ended March 31, 1997...............................      $  602      $  111      $   --       $  713
  Year ended March 31, 1998...............................         713       1,075         221        1,567
  Year ended March 31, 1999...............................       1,567       1,458         283        2,742
  Year ended April 2, 2000................................       2,742          --       2,447          295

                                 EXHIBIT INDEX

  Exhibit
  -------                         Description
  Number                          -----------
  ------
    2.1 Agreement and Plan of Merger among Virata Limited, Virata Acquisition Sub, Inc., a Delaware corporation, RSA Communications, Inc., a Delaware corporation, and Munther Qubain, an individual, dated as of
          June 1, 1998+*........................................................
    2.2 Amendment No. 1 to Agreement and Plan of Merger among Virata Limited, Virata Acquisition Sub, Inc., a Delaware corporation, RSA Communications, Inc., a Delaware corporation, and Munther Qubain, an individual, dated as of June 25, 1998*................................
    2.3 Agreement and Plan of Merger among Virata Corporation, D2 Technologies, Inc., VC Acquisition, Inc. and David Y. Wong, as
          Securityholder Agent, dated as of January 23, 2000+**.................
    2.4 Share Purchase Agreement among Virata Corporation and Jonathan Masel, Joanne Masel, Menachem Student, David St. Charles, Peter Simon, Holland Venture B.V., Docor International B.V., dated as of March 21,
          2000+***..............................................................
    3.1 Amended and Restated Certificate of Incorporation of Virata Corporation, as filed with the Secretary of State of the State of
          Delaware on November 17, 1999.........................................
    3.2 Certificate of Amendment of Amended and Restated Certificiate of Incorporation of Virata Corporation, as filed with the Secretary of
          State of the State of Delaware on May 2, 2000.........................
    3.3   Amended and Restated Bylaws of Virata Corporation, as currently in effect................................................................
    4.1   Specimen form of Virata Corporation's Common Stock Certificate*.......
   10.1   Agreement with Gaz et Eaux and Board with respect to Board of
          Directors and other shareholder rights*...............................
   10.2   Warrant Agreement between Virata Limited and Index Securities, S.A., dated as of June 4, 1998*.............................................
   10.3   Form of Warrant between Virata Limited and Comdisco, Inc.*............
   10.4 Lease between WHC-SIX Real Estate Limited Partnership and Advanced Telecommunications Modules, Inc., a California corporation, dated June
          26, 1996*.............................................................
   10.5   Lease Agreement between Lake Partners, L.L.C. and RSA Communications,
          Inc., dated as of July 1, 1998*.......................................
   10.6   Lease between Universities Superannuation Scheme Limited and Advanced
          Telecommunications Modules Limited, dated 1994*.......................
   10.7 License to Subunderlet among Universities Superannuation Scheme Limited, Royal Insurance (U.K.) Limited, Hill Samuel Investment Services Group Limited, and Advanced Telecommunications Modules
          Limited, dated 1995*..................................................
   10.8   Lease between Virata Limited and Comdisco, Inc., dated September 30,
          1996*.................................................................
   10.9 Loan and Security Agreement among Venture Banking Group, Virata Santa Clara Corporation and Virata Raleigh Corporation, dated as of August
          27, 1999*.............................................................
   10.10 Collateral Assignment, Patent Mortgage and Security Agreement between Virata Ltd. And Venture Banking Group, dated as of August 27, 1999*...
   10.11  Agreement between ARM Limited and Virata Ltd., dated June 2, 1999++*..
   10.12 Amendment No. 1 to License and Technical Co-Operation Agreement for ATM Technology between Ing. C. Olivetti & C., S.p.A. and Advanced
          Telecommunications Modules Limited, dated September 19, 1994*.........
   10.13 License and Technical Co-Operation Agreement for ATM Technology between Ing. C. Olivetti & C., S.p.A. and Advanced Telecommunications
          Modules Limited, dated December 3, 1993*..............................
   10.14  Settlement Agreement between Virata Limited and Cirrus Logic, Inc., a
          California corporation, dated as of June 19, 1998*....................
   10.15 Development, Production, Supply and License Agreement between Advanced Telecommunications Modules Limited and Symbios Incorporated, a
          Delaware corporation, dated as of August 16, 1997*....................
   10.16  1999 Stock Incentive Plan****+++......................................
   10.17  1999 Employee Stock Purchase Plan****.................................
   10.18  Non-Employee Director Plan****+++.....................................
   10.19  Form of Indemnity Agreement*..........................................
   10.20  Employment Agreement--Charles Cotton*+++..............................

  Exhibit
  -------                              Description
  Number                               -----------
  ------
   10.21  Employment Agreement--Michael Gulett*+++..............................
   10.22  Employment Agreement--Andrew Vought*+++...............................
   10.23  Employment Agreement--Martin Jackson*+++..............................
   10.24  Employment Agreement--Thomas Cooper*+++...............................
   10.25  Employment Agreement--Duncan Greatwood+++.............................
   10.26  Registration Rights Agreement by and among Virata Corporation and the
          Investors, dated November 17, 1999*...................................
   10.27  Registration Rights Agreement by and among Virata Corporation and
          David Y. Wong, dated February 10, 2000................................
   10.28  Registration Rights Agreement by and among Virata Corporation and
          Jonathan Masel, dated April 27, 2000..................................
   21.1   List of Subsidiaries of Virata Corporation............................
   23.1   Consent of Independent Accountants....................................
   24.1   Power of Attorney (see the signature page to this Annual Report on
          Form 10-K)............................................................
   27.1   Financial Data Schedule...............................................

_______________
+    Filed without schedules.

++ Confidential treatment has been requested for selected sections of this exhibit.

 * Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 333-86591).

** Incorporated by reference to the Registrant's Current Report on From 8-K filed on February 1, 2000.

*** Incorporated by reference to the Registrant's Current Report on From 8-K filed on April 4, 2000.
**** Incorporated by reference to the Registrant's Registration Statement on Form S-8 (No. 333-34742).

+++  A management contract or compensatory plan or arrangement.