Form 10-K/A
period 2000-04-02
VIRATA CORP
filed 2000-07-28
CIK 1094371

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

(MARK ONE)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

For the fiscal year ended April 2, 2000

OR
[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from  to

                         Commission File Number 0-28157

                       ---------------------------------
                               Virata Corporation

             (Exact name of registrant as specified in its charter)

                       ---------------------------------

                  Delaware                                       77-0521696
       (State or Other Jurisdiction of              (I.R.S. Employer Identification No.)
       Incorporation or Organization)

        2933 Bunker Hill Lane, Suite 201, Santa Clara, California 95054
          (Address of principal executive offices, including zip code)

      (Registrant's Telephone Number, including Area Code) (408) 566-1000

          Securities Registered Pursuant To Section 12(b) Of The Act:

            (Title of Each Class)               (Names of each exchange on which registered)
            ---------------------               --------------------------------------------
                    None.                                          None.

          Securities Registered Pursuant To Section 12(g) Of The Act:
                    Common Stock, $0.001 par value per share

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_] _______________________

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

        Aggregate market value of the voting stock held on July 21, 2000 by non-affiliates of the registrant: $3.8 billion

   Number of shares of common stock outstanding at July 21, 2000: 56,173,438

                      Documents Incorporated by Reference

The registrant hereby amends the following items on Form 10-K for the year ended April 2, 2000 as set forth below. Items not referenced below are not amended. Items referenced herein are amended in their entirety as set forth below.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers

   Executive officers of Virata Corporation ("Virata", "we" or the "Company") are appointed by the Board of Directors (the "Board") and serve at the discretion of the Board. Information regarding the Company's executive officers may be found in the section entitled "Executive Officers and Directors" in Part I of this form 10-K.

Director Nominees

   The names of the director nominees of Virata, all of whom are currently Virata directors, and certain information about such director nominees (including their term of service), are set forth below:

                                                                      Director
      Name of Nominee      Age         Principal Occupation            Since
      ---------------      ---         --------------------           --------
                               Director of Amadeus Capital Partners
 Dr. Hermann Hauser.......  51 Ltd.                                     1993
                               Chief Executive Officer of Virata
 Charles Cotton...........  53 Corporation                              1997
                               Chief Technology Officer of Virata
 Martin Jackson...........  40 Corporation                              1994
 Marco De Benedetti.......  37 Chairman and Managing Director of
                               Telecom Italia Mobile S.p.A              1994
                               Executive Vice President of Oracle
 Gary Bloom...............  39 Corporation                              1999
                               General Partner of Oak Investment
 Bandel Carano............  38 Partners                                 1995
 Professor Andrew Hopper..  47 Professor of Communications
                               Engineering at Cambridge University      1993
                               General Partner of New Enterprise
 Peter Morris.............  44 Associates                               1995
                               General Partner of Lazard Freres et
 Patrick Sayer............  42 Cie                                      1998
 Giuseppe Zocco...........  34 General Partner of Index Ventures        1998

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

   Bandel Carano has served as a member of our board of directors since May 1995. Mr. Carano is a General Partner of Oak Investment Partners in Palo Alto, California, a private venture capital firm, which he joined in 1985. Mr. Carano currently serves as a member of the Investment Advisory Board of the Stanford University Engineering Venture Fund. Mr. Carano also serves as a member of the board of Advanced Radio Telecom Corp., Metaware Communications Corp, Wireless Facilities Inc. and several private companies. Mr. Carano holds both a M.S. and a B.S. in Electrical Engineering from Stanford University.

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

   Patrick Sayer has served as a member of our board of directors since June 1998. Mr. Sayer has been a General Partner of Lazard Freres et Cie, a French investment bank, since 1982, where he oversees the technology, telecommunications and media sectors. Mr. Sayer has worked within the Lazard Freres Group throughout his career with assignment in its international advisory group, the corporate finance department and the mergers and acquisitions department. In addition, Mr. Sayer is a director of Financiere et Industrielle Gaz et Eaux and two French publicly traded holding companies ultimately controlled by the Lazard Freres Group. Mr. Sayer is a graduate of Ecole Polytechnique and Ecole des Mines de Paris.

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

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

   To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, during the Company's fiscal year ended April 2, 2000, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except for the following:

  . In November 1999, Gary Bloom, Bandel Carano, Marco De Benedetti, Dr. Hermann Hauser, Professor Andrew Hopper, Peter Morris, Patrick Sayer and Giuseppe Zocco each received options to purchase 80,000 shares of our common stock. These transactions were filed on Form 4 in January 2000.

  . In February 2000, Mr. Zocco exercised a warrant and purchased 175,486 shares of the Company's common stock and surrendered 6,500 shares relating to the purchase. This transaction was filed on Form 5 in April 2000.

  . In July 2000, it was discovered that the Form 3 filed by Dr. Hauser in November 1999 was inaccurate. An amended report on Form 3 will be filed in July 2000.

Compensation Committee Interlocks and Insider Participation

   Virata's compensation committee was established in November 1999. Prior to that date, all compensation decisions were made by our full board of directors. The compensation committee reviews, approves and/or makes recommendations to the board regarding all forms of compensation provided to our executive officers, including stock compensation and loans. In addition, the compensation committee reviews, approves and/or makes recommendations on stock compensation arrangements for all of our other employees. As part of the foregoing, the compensation committee administers our stock incentive and other employee benefit plans. The members of the compensation committee are Messrs. Hauser, Carano and Zocco.

   We are not aware of any interlocking relationship existing between our board of directors or compensation committee and the board of directors or compensation committee of any other company, nor are we aware of any such interlocking relationship existing in the past.

ITEM 11. DIRECTOR AND EXECUTIVE COMPENSATION

Director Compensation

   Directors who are our full-time employees receive no additional compensation for serving on our board of directors or its committees; however, each director will be reimbursed for his or her out-of-pocket expenses in attending board meetings. Directors who are not our employees or employees of our affiliates will receive compensation in the form of stock options granted under our 1999 Non-Employee Director Plan for serving on our board of directors. No additional compensation is paid with respect to service on or attending meetings of either the compensation or the audit committees.

   The purposes of the 1999 Non-Employee Director Compensation Plan is to enable us to attract, retain and motivate our non-employee directors and the members of our technology advisory board, which will advise the company on technology matters, by providing for or increasing the proprietary interests of such non-employee directors in our stock. The non-employee compensation plan provides for automatic grants of stock options to purchase shares of our common to eligible non-employee directors, made up of an initial grant of an option to purchase 80,000 shares that vests over four years upon election to the board of directors and then successive

20,000 share grants which will vest over one year. In addition, members of our technology advisory board may be granted options to purchase shares of our common stock in an amount to be determined at the discretion of the director compensation committee, subject to board approval. The maximum number of shares of our common stock that may be issued under the non-employee director compensation plan is 2,000,000 shares, subject to adjustment in the event of recapitalizations or changes in our common stock. All option grants will have a per share exercise price equal to the fair market value of a share of our common stock on the date of grant of the option.

   The stock options under the non-employee director compensation plan will be effected by way of individual option agreements with each recipient. An option may be exercised in whole or in part from time to time and lapses on the tenth anniversary from the date of its grant. In the event of a change in control of the company, all unvested options then outstanding shall immediately become vested. All options are non-transferable, but form part of the option holder's estate in the event of death. In the event an option holder ceases to be eligible to participate in the non-employee director compensation plan, all unvested options shall immediately terminate. Such option holder will then have a period of 12 months in which to exercise the vested portion of the option, subject to a shorter or longer period in certain circumstances. Upon the expiration of the exercise period, any options that remain unexercised will lapse.

   The non-employee director compensation plan is administered by our director compensation committee, consisting of Messrs. Cotton and Jackson. The director compensation committee may amend or terminate the non-employee director compensation plan at any time and in any matter, subject to the rights of recipients of awards under the plan and required board or stockholder approvals. Unless terminated earlier by the director compensation committee or the board of directors, the plan will terminate in November 2009 or upon a change of control of the company.

   As of July 21, 2000 there were options outstanding to purchase 640,000 shares of our common stock issued to our non-employee directors. The outstanding options are exercisable at a price per share of $7.00. On
April 13, 2000, we filed a registration statement on Form S-8 with respect to the shares or our common stock issuable under the 1999 non-employee director compensation plan. As a result, shares of common stock issued under such plan after the date the registration statement was filed will be freely tradable, except for shares held by our affiliates.

Executive Compensation

 Summary of Compensation

   The following table sets forth the approximate cash compensation (including cash bonuses) paid or awarded by us for the fiscal year ended April 2, 2000 to our Chief Executive Officer and the other four most highly compensated executive officers who were serving as executive officers as of April 2, 2000 (the "Named Executive Officers").

                           Summary Compensation Table

                                 Annual Compensation    Long-Term Compensation
                               ------------------------ -----------------------
                                                        Securities
                               Fiscal                   Underlying  All Other
 Name And Principal Position    Year   Salary   Bonus    Options   Compensation
 ---------------------------   ------ -------- -------- ---------- ------------
Charles Cotton................  2000  $247,967 $107,497  277,014     $11,431(1)
 Chief Executive Officer and
  Director                      1999   224,940   60,000  216,416      24,000

Michael Gulett(2).............  2000   234,900   86,458  217,014       2,000(3)
 President and Chief Operating
  Officer                       1999    82,372   54,167  477,610       1,827

Andrew Vought.................  2000   192,415   92,500  199,400       2,000(4)
 Senior Vice President,
  Finance,                      1999   184,875   40,000  111,938       1,230
 Chief Financial Officer and
  Secretary

Thomas Cooper.................  2000   169,776   38,125   79,700       2,000(5)
 Senior Vice President
  Corporate Development         1999   153,606   30,250  164,176       1,273

Duncan Greatwood..............  2000   139,800   11,475  112,088       6,689(6)
 Vice President, Marketing      1999   123,971   21,675   13,432       5,087

--------
(1) Represents an accrued pension contribution paid by us for the benefit of Mr. Cotton under our pension arrangement.

(2) Mr. Gulett was hired in November 1998 and, therefore, the amounts for fiscal year 1999 are for less than a full year.

(3) Represents a matching contribution paid by us for the benefit of Mr. Gulett under our 401(k) plan.

(4) Represents a matching contribution paid by us for the benefit of Mr. Vought under our 401(k) plan.

(5) Represents a matching contribution paid by us for the benefit of Mr. Cooper under our 401(k) plan.

(6) Represents an accrued pension contribution paid by us for the benefit of Mr. Greatwood under our pension arrangement.

               Option Grants in Fiscal Year Ended April 2, 2000

                                         Individual Grants
                         --------------------------------------------------
                                                                            Potential Realizable Value
                         Number of    Percent of                              at Assumed Annual Rates
                           Shares   Total Options                           of Stock Price Appreciation
                         Underlying   Granted to    Exercise or                 For Option Term(3)
                          Options    Employees in   Base Price   Expiration ---------------------------
          Name            Granted   Fiscal Year(1)  Per Share(2)    Date         5%           10%
          ----           ---------- -------------- ------------- ---------- ---------------------------
Charles Cotton..........  197,014        4.2%         $ 4.36     6/15/2006  $    349.291 $      813,995
                           80,000        1.7%          18.00     12/7/2006       586,225      1,366,153

Michael Gulett..........  197,014        4.2%           4.36     6/15/2006       349,291        813,995
                           20,000        0.4%          18.00     12/7/2006       146,556        341,538

Andrew Vought...........  119,400        2.5%           4.36     6/15/2006       211,687        493,321
                           80,000        1.7%          18.00     12/7/2006       586,225      1,366,153

Thomas Cooper...........   59,700        1.3%           4.36     6/15/2006       105,843        246,660
                           20,000        0.4%          18.00     12/7/2006       146,556        341,538

Duncan Greatwood........    7,462        0.2%           2.35     4/20/2006         7,124         16,601
                           74,626        1.6%           4.36     6/15/2006       132,306        308,329
                           30,000        0.6%          14.47     12/7/2006       176,710        411,810

--------
(1) Based on options to purchase a total of 4,701,738 shares of our common stock granted during the fiscal year ended April 2, 2000.

(2) The exercise price was equal to the fair market value of our common stock on the date of grant, as determined by our board of directors through November 16, 1999, or as reported on the Nasdaq Stock Market after November 16, 1999.

(3) The potential realizable value is calculated based on the seven year term of the options at the time of grant. Stock price appreciation of 5% and 10% is assumed pursuant to the rules promulgated by the Securities and Exchange Commission and does not represent our prediction of our stock price performance. The potential realizable value at 5% and 10% appreciation is calculated by assuming that the exercise price in the date of grant appreciates at the indicated rate for the entire term of the option and that the option is exercised at the exercise price and sold on the last day of its term at the appreciated price.

Aggregated Option Exercises in the Last Fiscal Year and Fiscal Year End Option
                                    Values

   The table below sets forth information with respect to the ownership and value of options held by the Named Executive Officers identified in the summary compensation table as of April 2, 2000. We have no outstanding stock appreciation rights.

                                                    Number of Securities            Value of Unexercised
                                                   Underlying Unexercised           In-the-Money Options
                           Shares                Options at Fiscal Year End         at Fiscal Year End(2)
                         Acquired on    Value    ------------------------------   -------------------------
          Name            Exercise   Realized(1) Exercisable     Unexercisable    Exercisable Unexercisable
          ----           ----------- ----------- -----------     --------------   ----------- -------------
Charles Cotton..........    20,000   $1,558,190          361,371          492,651 $17,619,309  $21,957,647
Michael Gulett..........    40,000    3,000,000          119,205          535,419   5,673,216   24,772,878
Andrew Vought...........   227,594      533,885           31,637          313,293   1,538,151   13,504,706
Thomas Cooper...........    10,000      641,763          179,612          188,588   8,728,779    8,578,306
Duncan Greatwood........     6,000      458,175           13,373          130,027     647,095    5,691,504

--------
(1) The "value realized" upon the exercise of stock options was determined by the difference between the exercise price and the fair market value of the common stock on the date of exercise.

(2) Based on a fair market value of our common stock as of April 2, 2000 equal to $49.94 per share, less the exercise price payable for such shares.

 Employment Agreements

   Charles Cotton. Under the terms of his employment agreement dated September 17, 1997, as amended on May 1, 1999, Mr. Cotton receives an annual base salary of (Pounds)155,875, with an additional bonus of $120,000 upon successful achievement of specific objectives. Mr. Cotton is entitled to participate in our stock incentive plans. As of April 2, 2000, Mr. Cotton had received options to purchase an aggregate of 874,022 shares of our common stock at a weighted average exercise price of $3.54 per share. In general, these options vest equally over four years. Mr. Cotton is also entitled to a bonus of up to $500,000 in the event we are sold during the term of his employment. We may terminate Mr. Cotton's employment for cause at any time, or without cause upon 18 months written notice from the termination date. Mr. Cotton may voluntarily resign upon six months written notice of his intention to leave. In the event that Mr. Cotton is terminated without cause or following a change in our control, Mr. Cotton will be entitled to salary continuation and vesting of his share options for the 18 month period following termination.

   Michael Gulett. Under the terms of his employment agreement dated October 14, 1998, Mr. Gulett receives an annual base salary of $233,281, with an additional bonus of $100,000 upon successful achievement of specific objectives. Mr. Gulett is entitled to participate in our stock incentive plans. As of April 2, 2000, Mr. Gulett had received options to purchase an aggregate of 694,624 shares of our common stock at a weighted average exercise price of $3.37 per share. These options vest equally over four years. The employment agreement may be terminated by Mr. Gulett or us at any time, with or without cause. In the event that Mr. Gulett is terminated without cause or following a change in our control, Mr. Gulett will be entitled to salary continuation and vesting of his share options for the 12 month period following termination.

   Andrew Vought. Under the terms of his employment agreement dated May 10, 1996, as amended May 1, 1999, Mr. Vought receives an annual base salary of $191,888 with an additional bonus of $75,000 upon successful achievement of specific objectives. Mr. Vought is entitled to participate in our stock incentive plans. As of April 2, 2000, Mr. Vought had received options to purchase an aggregate of 572,524 shares of our common stock at a weighted average exercise price of $4.20 per share. In general, these options vest equally over four years. Mr. Vought is also entitled to a bonus of up to $500,000 in the event we are sold during the term of his employment. We may terminate Mr. Vought's employment for cause at any time, or without cause upon 18 months written notice from the termination date. Mr. Vought may voluntarily resign upon six months written notice of his intention to leave. In the event that Mr. Vought is terminated without cause or following a change in our control, Mr. Vought will be entitled to salary continuation and vesting of his share options for the 18 month period following termination.

   Thomas Cooper. Under the terms of his employment agreement dated December 16, 1994, Mr. Cooper receives an annual base salary of $169,310, with an additional bonus of $30,000 upon successful achievement of specific objectives. Mr. Cooper is entitled to participate in our stock incentive plans. As of April 2, 2000, Mr. Cooper had received options to purchase an aggregate of 378,200 shares of our common stock at a weighted average exercise price of $2.86 per share. These options vest equally over four years. The employment agreement may be terminated by Mr. Cooper or us at any time, with or without cause. In the event that Mr. Cooper is terminated without cause or following a change in our control, Mr. Cooper will be entitled to salary continuation and vesting of his share options for the 12 month period following termination.

   Duncan Greatwood. Under the terms of his employment agreement dated December 10, 1998, Mr. Greatwood receives an annual base salary of (Pounds)90,100. Mr. Greatwood is entitled to participate in our stock incentive plans. As of April 2, 2000, Mr. Greatwood had received options to purchase an aggregate of 149,400 shares of our common stock at a weighted average exercise price of $5.54 per share. In general, these options vest equally over four years. We may terminate Mr. Greatwood's employment for cause at any time, or without cause upon one month written notice from the termination date. Mr. Greatwood may voluntarily resign upon one month written notice of his intention to leave.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth certain information regarding the beneficial ownership of our outstanding shares of common stock as of July 21, 2000 held by:

  . each person or group known to us to be the beneficial owner of more than 5% of our outstanding common stock;

  .  each of our Named Executive Officers;

  .  each of our directors;

  .  all of our directors and executive officers as a group; and

  .  all other selling stockholders.

   Unless otherwise indicated, and subject to community property laws where applicable, to our knowledge each of the persons named in the table have sole voting and investment power with respect to all of the shares of common stock shown held by them.

   In calculating beneficial and percentage ownership, all shares of common stock that a named stockholder or specified group will have the right to acquire within 60 days of July 21, 2000 upon exercise of stock options are deemed to be outstanding for the purpose of computing the ownership of such stockholder, but are not deemed to be outstanding for the purpose of computing the percentage of common stock owned by any other stockholder. As of July 21, 2000, an aggregate of 56,173,438 shares of common stock were outstanding. The calculation of the number and percent of shares beneficially owned after this offering assumes that no shares are purchased in this offering by the persons or group listed below and no exercise by the underwriters of their over-allotment option. Unless otherwise indicated, the address for each person listed is: 2933 Bunker Hill Lane, Suite 201, Santa Clara, California 95054.

                                                                 Shares
                                                           Beneficially Owned
                                                           ------------------
Beneficial Owner                                             Number   Percent
----------------                                           ---------- -------
Olivetti International S.A. ..............................  3,335,878   5.9
 14, rue Aldringen, L2951 Luxembourg
AZEO (formerly Financiere et Industrielle Gaz et Eaux)....  3,130,188   5.6
 3, rue Jacques Bingen, 75017 Paris, France
Charles Cotton(1).........................................    415,861    *
Michael Gulett(2).........................................    212,821    *
Andrew Vought(3)..........................................    298,716    *
Martin Jackson(4).........................................    138,586    *
Thomas Cooper(5)..........................................    197,250    *
Duncan Greatwood(6).......................................     39,317    *
Dr. Hermann Hauser(7).....................................    503,857    *
Marco De Benedetti(8).....................................  3,352,545   6.0
Gary Bloom(9).............................................  1,091,921   1.9
Bandel Carano(10).........................................  1,870,985   3.3
Prof. Andrew Hopper(11)...................................    463,189    *
Peter Morris..............................................     50,212    *
Patrick Sayer(12).........................................  3,146,855   5.6
Giuseppe Zocco(13)........................................    279,108    *
Executive officers and directors as a group (14
 persons)(14)............................................. 12,062,535  21.5

--------
  * Less than 1% of the outstanding common stock.

 (1) Represents options to purchase 415,861 shares of common stock exercisable within 60 days of July 21, 2000.

 (2) Includes options to purchase 212,821 shares of common stock exercisable within 60 days of July 21, 2000.

 (3) Includes options to purchase 75,122 shares of common stock exercisable within 60 days of July 21, 2000.

 (4) Represents options to purchase 138,586 shares of common stock exercisable within 60 days of July 21, 2000.

 (5) Includes options to purchase 197,250 shares of common stock exercisable within 60 days of July 21, 2000.

 (6) Represents options to purchase 39,317 shares of common stock exercisable within 60 days of July 21, 2000.

 (7) Represents 487,190 shares of our common stock owned by Providence Investment Company Limited, which is wholly owned by the Providence Trust, of which Mr. Hauser may be a beneficiary, and an option to purchase 16,667 shares of common stock exercisable within 60 days of July 21, 2000.

 (8) Represents 3,335,878 shares held by Olivetti International S.A. and an option to purchase 16,667 shares of common stock exercisable within 60 days of July 21, 2000. Mr. De Benedetti disclaims all beneficial ownership of the Olivetti shares.

 (9) Represents 1,075,254 shares held by Oracle Corporation, of which Mr. Bloom is an Executive Vice President, and an option to purchase 16,667 shares of common stock exercisable within 60 days of July 21, 2000. Mr. Bloom disclaims all beneficial ownership of the Oracle shares.

(10) Represents 1,854,318 shares of our common stock beneficially owned by Oak Investment Partners and Oak VI Affiliates Fund. L.P., of which Mr. Carano is the General Partner, and an option to purchase 16,667 shares of common stock exercisable within 60 days of July 21, 2000. Mr. Carano disclaims all beneficial ownership of the Oak Investment Partners and Oak VI Affiliates Fund shares.

(11) Includes an option to purchase 16,667 shares of common stock exercisable within 60 days of July 21, 2000.

(12) Represents 3,130,188 shares of our common stock beneficially owned by Financiere et Industrielle Gaz et Eaux, of which Mr. Sayer is a director, and an option of purchase 16,667 shares of common stock exercisable within 60 days of July 21, 2000. Mr. Sayer disclaims all beneficial ownership of the Financiere et Industrielle Gaz et Eaux shares.

(13) Includes an option to purchase 16,667 shares of common stock exercisable within 60 days of July 21, 2000 and 134,355 shares of our common stock beneficially owned by Index Securities S.A. and its affiliates, with which Mr. Zocco is affiliated. Mr. Zocco disclaims all beneficial ownership of the Index shares.

(14) Includes options held by our executive officers and directors to purchase aggregate of 1,210,485 shares of our common stock exercisable within 60 days of July 21, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The following is a description of transactions during our last fiscal year to which we have been a party, in which the amount involved in the transaction exceeds $60,000 and in which any director, executive officer or holder of more than 5% of our capital stock had or will have a direct or indirect material interest other than compensation arrangements that have been disclosed under
Item 11.--"Director and Executive Compensation--Executive Compensation."

Issuances of Securities

   During the past fiscal year, we have issued shares of our stock as follows (the following information gives effect to the reorganization in November 1999 and the two-for-one stock split of our common stock in May 2000):

  . in October 1999, we issued 688,863 shares of our common stock to Olivetti Telemedia Investments B.V. and 1,148,103 shares to two other investors in a private placement at a purchase price of $4.36 per share; and

  . in February 2000, we issued 3,098,824 shares of our common stock to David Wong and 1,298,002 shares to the other former shareholders of D2 Technologies in connection with our acquisition of D2 Technologies.

Other Transactions

   Adaptive Broadband Limited. We entered into a technology license, manufacturing license and supply agreement in March 1998, as amended in May 1999, with Adaptive Broadband Limited, or ABL, a wholly owned subsidiary of Adaptive Broadband Corporation, formerly California Microwave. Under the agreement, ABL has licensed our software and is able to design, manufacture and sell products incorporating integrated circuits purchased from us. Professor Hopper is a director of ABL. For the fiscal year ended April 2, 2000, we had received approximately $1.2 million in license fees and product purchases from ABL and there was an outstanding balance owed to us of $17,600.

   Advanced RISC Machines. We entered into a consulting arrangement in November 1997 with Advanced RISC Machines Ltd., or ARM, a United Kingdom corporation. Under the agreement Advanced RISC Machines provided us with services relating to the development of the Lithium integrated circuit. We entered into a per semiconductor design license agreement in June 1999, under which we are able to design, have manufactured and sell integrated circuits incorporating the ARM RISC microprocessor core. Among other provisions, such license requires ARM to indemnify us, up to a specific dollar amount, in the event of intellectual property infringement claims by third parties. We also entered into a limited use software agreement in June 1999, which provides us with a six month evaluation license for certain software. Acorn Computer Group plc, of which Dr. Hauser, Professor Hopper and Mr. De Benedetti were directors, owned approximately 40% of Advanced RISC Machines Ltd. at the time the foregoing agreements were entered into. During the fiscal year ended
April 2, 2000, we paid approximately $575,000 in fees to ARM under these agreements.

   Santa Barbara Connected Systems Corporation. D2 Technologies, which we acquired in February 2000, is a party to a Software Assignment, License and Maintenance Agreement with Santa Barbara Connected Systems Corporation, under which D2 Technologies will provide Santa Barbara Connected Systems with a license to certain software and technical assistance. The revenue under the agreement is expected to be approximately $50,000. In addition, for the fiscal year ended April 2, 2000, D2 Technologies had sales to Santa Barbara Connected Systems of approximately $131,000, of which all was written of by D2 Technologies or exchanged for equity. D2 Technologies owns approximately 4% and David Wong owns approximately 15% of Santa Barbara Connected Systems. In addition, Mr. Wong is a director of Santa Barbara Connected Systems.

Limitation of Liability and Indemnification Matters

   Our Certificate of Incorporation limits the liability of directors to the maximum extent permitted by Delaware law. Our bylaws provide that we shall indemnify each of our directors and officers against expenses (including attorney's fees), judgments, fines, settlements, and other amounts actually and reasonably incurred in connection with any proceeding, arising by reason of the fact that such person is or was one of our directors or officers or serving as director or officer of another corporation, partnership, joint venture, trust, or other enterprise at our request. We have also entered into agreements to indemnify directors and our Named Executive Officers and obtained director and officer liability insurance.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Virata Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VIRATA CORPORATION

                                                   /s/ Charles Cotton
                                          By: _________________________________
                                                       Charles Cotton
                                                  Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

             Signature                           Title                 Date
             ---------                           -----                 ----

      /s/  Charles Cotton            Chief Executive Officer and   July 28, 2000
____________________________________  Director (Principal
           Charles Cotton             Executive Officer)

                 *                   Senior Vice President, Chief  July 28, 2000
____________________________________  Financial Officer and
           Andrew Vought              Secretary (Principal
                                      Financial Officer and
                                      Principal Accounting
                                      Officer)

                 *                   Chairman of the Board         July 28, 2000
____________________________________
         Dr. Hermann Hauser

                 *                   Director                      July 28, 2000
____________________________________
         Marco De Benedetti

                 *                   Director                      July 28, 2000
____________________________________
             Gary Bloom

                 *                   Director                      July 28, 2000
____________________________________
           Bandel Carano

                 *                   Director                      July 28, 2000
____________________________________
           Andrew Hopper

             Signature                           Title                 Date
             ---------                           -----                 ----

                 *                   Director                      July 28, 2000
____________________________________
           Martin Jackson

                 *                   Director                      July 28, 2000
____________________________________
            Peter Morris

                 *                   Director                      July 28, 2000
____________________________________
           Patrick Sayer

                 *                   Director                      July 28, 2000
____________________________________
           Giuseppe Zocco

       /s/ Charles Cotton
*By: ________________________________
           Charles Cotton
          Attorney-in-Fact