Form 10-Q
period 2000-07-02
VIRATA CORP
filed 2000-08-16
CIK 1094371

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                       ---------------------------------

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2000.

OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from  to

                        Commission File Number: 0-28157

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

                       ---------------------------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of August 7, 2000, there were 56,237,147 shares of the Registrant's Common Stock outstanding, par value $0.001.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               VIRATA CORPORATION

                               TABLE OF CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------
                      PART I. Financial Information

 Item 1 Condensed Consolidated Financial Statements (unaudited).........     3

        Condensed Consolidated Balance Sheet as of July 2, 2000 and
         April 2, 2000..................................................     3

        Condensed Consolidated Statement of Operations for the three
         month periods ended July 2, 2000 and June 30, 1999.............     4

        Condensed Consolidated Statement of Cash Flows for the three
         month periods ended July 2, 2000 and June 30, 1999.............     5

        Notes to Condensed Consolidated Financial Statements............     6

 Item 2 Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................    12

 Item 3 Quantitative and Qualitative Disclosure about Market Risk.......    30

                        PART II. Other Information

 Item 1 Legal Proceedings...............................................    31

 Item 2 Changes in Securities and Use of Proceeds.......................    31

 Item 3 Defaults Upon Senior Securities.................................    31

 Item 4 Submission of Matters to a Vote of Security Holders.............    31

 Item 5 Other Information...............................................    31

 Item 6 Exhibits and Reports on Form 8-K................................    31

 Signatures..............................................................   33

                         PART I--FINANCIAL INFORMATION

ITEM 1--Condensed Consolidated Financial Statements.

                               VIRATA CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                           (in thousands, unaudited)

                                                             July 2,   April 2,
                                                               2000    2000(A)
                                                             --------  --------
                           ASSETS
                           ------

Current assets:
  Cash and cash equivalents................................. $ 54,251  $ 60,193
  Short-term investments....................................   18,115    18,006
  Accounts receivable, net..................................   16,219     7,524
  Inventories...............................................    2,284       409
  Other current assets......................................    2,828     2,895
                                                             --------  --------
    Total current assets....................................   93,697    89,027

Property and equipment, net.................................    4,328     3,222
Intangible assets...........................................  174,844    89,113
Other assets................................................      392       --
                                                             --------  --------
    Total assets............................................ $273,261  $181,362
                                                             ========  ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------

Current liabilities:
  Accounts payable.......................................... $  8,890  $  4,887
  Accrued liabilities.......................................    3,115     3,484
  Accrued employee benefits.................................    2,763     2,555
  Accrued National Insurance Contribution on options........    6,718     4,471
  Deferred revenue..........................................    2,130     2,215
  Capital lease obligation, current.........................      686       784
                                                             --------  --------
    Total current liabilities...............................   24,302    18,396

Capital lease obligation, long-term.........................      968     1,178
                                                             --------  --------
    Total liabilities.......................................   25,270    19,574

Stockholders' equity:
  Common stock..............................................       49        47
  Additional paid-in capital................................  337,340   238,833
  Accumulated other comprehensive income....................      664       335
  Unearned stock compensation...............................     (541)     (691)
  Accumulated deficit.......................................  (89,521)  (76,736)
                                                             --------  --------
    Total stockholders' equity..............................  247,991   161,788
                                                             --------  --------
    Total liabilities and stockholders' equity.............. $273,261  $181,362
                                                             ========  ========

--------
(A) The information in this column is derived from the Company's audited financial statements for fiscal year ended April 2, 2000.

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               VIRATA CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                               Three Months
                                                                  Ended
                                                             -----------------
                                                                        June
                                                             July 2,     30,
                                                               2000     1999
                                                             --------  -------
Revenues:
  Semiconductor............................................. $ 21,465  $ 1,419
  License...................................................    4,157      274
  Services and royalty......................................      968      373
  Systems...................................................    1,106      599
                                                             --------  -------
    Total revenues..........................................   27,696    2,665
                                                             --------  -------
Cost of revenues:
  Semiconductor.............................................   14,092      811
  License...................................................      124      --
  Services and royalty......................................      186      138
  Systems...................................................      458      324
                                                             --------  -------
    Total cost of revenues..................................   14,860    1,273
                                                             --------  -------
    Gross profit............................................   12,836    1,392
                                                             --------  -------
Operating expenses:
  Research and development..................................    5,032    2,549
  Selling and marketing.....................................    4,366      923
  General and administrative................................    3,318      903
  National Insurance Contribution on options................    2,520      --
  Amortization of intangible assets.........................    9,949      194
  Amortization of stock compensation........................      150      266
  Acquired in-process research and development..............    1,170      --
                                                             --------  -------
    Total operating expenses................................   26,505    4,835
                                                             --------  -------
Loss from operations........................................  (13,669)  (3,443)
Interest expense............................................      (95)     (49)
Interest and other income, net..............................      979      477
                                                             --------  -------
    Net loss................................................ $(12,785) $(3,015)
                                                             ========  =======
    Basic and diluted net loss per share.................... $  (0.26) $ (0.76)
                                                             ========  =======
    Weighted average common shares--basic and diluted.......   48,417    3,984
                                                             ========  =======


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               VIRATA CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (in thousands, unaudited)

                                                              Three Months
                                                                 Ended
                                                            -----------------
                                                                       June
                                                            July 2,     30,
                                                              2000     1999
                                                            --------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss................................................... $(12,785) $(3,015)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Provision for doubtful accounts and returns..............      --       189
  Acquired in-process research and development expenses....    1,170      --
  Depreciation and amortization............................   10,475      643
  Amortization of stock compensation.......................      150      266
  Change in assets and liabilities (net of acquisition
   balances):
    Accounts receivable....................................   (7,268)     (26)
    Inventories............................................   (1,895)    (108)
    Other current assets...................................      434     (624)
    Other assets...........................................     (392)     --
    Accounts payable.......................................    3,836     (187)
    Accrued liabilities....................................   (1,008)     485
    Accrued employee benefits..............................     (449)     --
    Accrued National Insurance Contribution on options.....    2,520      --
    Deferred revenue.......................................     (675)     (30)
                                                            --------  -------
      Net cash used in operating activities................   (5,887)  (2,407)
                                                            --------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of short-term investments...........................      --     1,001
  Purchase of property and equipment, net..................   (1,385)     (53)
  Cash acquired in acquisition, net........................      541      --
                                                            --------  -------
      Net cash provided by (used in) investing activities..     (844)     948
                                                            --------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock...................      909      --
  Proceeds from capital leases.............................      --        31
  Repayment of capital lease obligations...................     (232)     (81)
                                                            --------  -------
      Net cash provided by (used in) financing activities..      677      (50)
                                                            --------  -------
Effect of exchange rate changes on cash....................      112     (598)
                                                            --------  -------
Net decrease in cash and cash equivalents..................   (5,942)  (2,107)
Cash and cash equivalents at the beginning of the period...   60,193    8,616
                                                            --------  -------
Cash and cash equivalents at the end of the period......... $ 54,251  $ 6,509
                                                            ========  =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              VIRATA CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Basis of Presentation

   Virata Corporation (the "Company") was formed in 1993 as Advanced Telecommunications Modules Limited, a corporation organized in the United Kingdom, as a spin-off from Olivetti Research Laboratories. In February 1998, the Company changed its name to Virata Limited. The Company is a provider of solutions that integrate communication processors with a suite of software for the digital subscriber line ("DSL") equipment market.

   In July 1998, the Company completed its acquisition of RSA Communications, Inc. ("RSA Communications"), a corporation organized in North Carolina. RSA was subsequently renamed to Virata Raleigh Corporation. In February 2000, the Company completed its acquisition of D2 Technologies, Inc., a company organized in California. On April 27, 2000, the Company completed the acquisition of Inverness Systems Ltd., a provider of networking software solutions (see Notes 6).

   In August 1999, Virata Corporation was created and, immediately prior to its initial public offering ("IPO"), Virata Corporation became the holding company of Virata Limited. The reorganization was accounted for on a historical basis.

   On November 16, 1999, the Company completed its IPO of 11,500,000 shares of Common Stock (including the exercise of the underwriters' overallotment option) at $7.00 per share. Net proceeds to the Company were $73.4 million.

   Effective October 3, 1999, the Company changed the fiscal year such that each quarter ends on the Sunday closest to the calendar quarter end.

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition as of July 2, 2000, and the results of its operations and its cash flows for the three months ended July 2, 2000 and June 30, 1999. These financial statements should be read in conjunction with the Company's audited financial statements, including the notes thereto, and the other information set forth therein included in the Company's Annual Report on Form 10-K for the fiscal year ended April 2, 2000. Operating results for the three month period ended July 2, 2000 are not necessarily indicative of the operating results that may be expected for the fiscal year ending April 1, 2001.

Note 2--Revenue Recognition

   Revenues from the sale of both semiconductors and systems are recognized upon shipment to customers. Allowances are provided for estimated returns at the time of shipment. The Company recognizes software license revenue under Statement of Position ("SOP") 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. When contracts contain multiple elements and vendor-specific objective evidence exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the "Residual Method" prescribed by SOP 98-9. Software licenses are generally recognized as revenue upon shipment of the software product. In the event the Company grants customers the right to specified upgrades, license revenue is deferred until delivery of the specific upgrade. If vendor-specific objective evidence of fair value for the specified period does not exist, the entire license fee is deferred until the delivery of the specified upgrade. The Company recognizes revenues from

                              VIRATA CORPORATION
maintenance and support services provided to licensees ratably over the term of the agreement, generally over one year, and recognizes revenues from design services provided to customers as the services are performed.

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

Note 4--Supplemental Cash Flow Information (in thousands)

                                                                 Three Months
                                                                    Ended
                                                               ----------------
                                                               July 2, June 30,
                                                                2000     1999
                                                               ------- --------
                                                                 (unaudited)
Supplemental cash flow information
  Cash paid for interest...................................... $    81   $33
                                                               =======   ===
Supplemental noncash investing and financing activity:
  Issuance of stock and options in connection with
   acquisition................................................ $97,600   $--
                                                               =======   ===
  Unearned compensation in connection with issuance of stock
   options.................................................... $   --    $98
                                                               =======   ===

Note 5--Balance Sheet Components (in thousands)

                                                              July 2,    April
                                                               2000     2, 2000
                                                            ----------- -------
                                                            (unaudited)
Accounts Receivable
  Gross....................................................   $16,957   $ 7,819
  Allowance for doubtful accounts..........................      (738)     (295)
                                                              -------   -------
                                                              $16,219   $ 7,524
                                                              =======   =======
Property and equipment, net
  Office equipment.........................................   $ 5,420   $ 4,727
  Furniture and fixtures...................................       338       254
  Automobiles..............................................        40       --
  Leasehold improvements...................................       561       440
  Research and development equipment.......................     3,958     3,426
                                                              -------   -------
                                                               10,317     8,847
  Less: Accumulated depreciation and amortization..........    (5,989)   (5,625)
                                                              -------   -------
                                                              $ 4,328   $ 3,222
                                                              =======   =======

                              VIRATA CORPORATION

                                                              July 2,    April
                                                               2000     2, 2000
                                                            ----------- -------
                                                            (unaudited)
Intangible assets
  Goodwill.................................................  $160,045   $75,572
  Technology...............................................    25,382    15,872
  Contracts................................................     1,006     1,006
  Customer base............................................     2,141     1,001
  Assembled workforce......................................     1,340       760
  Tradename................................................        60       --
                                                             --------   -------
                                                              189,974    94,211
  Less: Accumulated amortization...........................   (15,130)   (5,098)
                                                             --------   -------
                                                             $174,844   $89,113
                                                             ========   =======

Note 6--Acquisitions

 Inverness Systems Ltd.

   The Company acquired Inverness Systems, Ltd., a privately-held Israeli company, on April 27, 2000. Inverness Systems maintains offices in Kfar Saba, Israel, and in Marlborough, Massachusetts. Inverness Systems is a software company with expertise spanning many technologies, including ATM, voice over ATM, xDSL, IP Routing, Multi-Protocol Label Switching or MPLS, Frame Relay and Network Simulation. Inverness Systems' source code solutions and network simulation products are designed to facilitate fast-to-market product development programs for advanced communications products.

   Under the terms of the purchase agreement, 2,006,440 shares of the Company's common stock, with an aggregate value of approximately $77.6 million (based on the fair market value of the Company's common stock of $38.67), were exchanged for all of the issued and outstanding capital stock of Inverness Systems. In addition, all of the outstanding options and warrants to purchase shares of Inverness Systems' capital stock were exchanged for options to purchase 517,896 shares of our common stock with an aggregate fair value of approximately $20.0 million. The Company valued the options using the Black-Scholes option pricing model. Including direct acquisition costs of approximately $750,000, the aggregate purchase price of Inverness Systems was approximately $98.4 million. The acquisition has been accounted for as a purchase business combination.

   Based on a valuation by an independent appraiser, the purchase price of Inverness Systems was allocated as follows:

   Fair value of assets acquired and liabilities assumed............... $ 1,417
   Assembled workforce.................................................     580
   Customer base.......................................................   1,140
   Tradename...........................................................      60
   Technology..........................................................   9,510
   In-process research and development.................................   1,170
   Goodwill............................................................  84,473
                                                                        -------
     Total............................................................. $98,350
                                                                        =======

   Inverness Systems completed products were classified into three product groups: ATM products, IP products and NetSIM products. The value of the completed technology is based on the net cash flow forecast, discounted

                              VIRATA CORPORATION
at a cost of capital of 22.6%. The acquired in-process technology is related to IP products, mainly MPLS. The value of the in-process technologies is also based on the net cash flow forecast; however, discounted at a higher cost of capital of 27.6% to reflect the uncertainty of its future use. The Company does not consider it to have reached technological feasibility and, therefore, charged it to operations upon acquisition.

   The financial information for the three months ended July 2, 2000 includes the results of operation for Inverness Systems from April 28, 2000.

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

                                                               Three Months
                                                                   Ended
                                                             ------------------
                                                             July 2,   June 30,
                                                               2000      1999
                                                             --------  --------
                                                                (unaudited)
   Revenues................................................. $ 27,697  $ 3,628
   Net loss.................................................  (15,420)  (8,951)
   Basic and diluted net loss per share.....................    (0.32)   (1.49)

Note 7--National Insurance Contribution on options:

   The charge for National Insurance Contribution on options is based on a tax applied in the United Kingdom on the gain in our stock price for stock options granted to our United Kingdom employees, both vested and unvested. The charge is calculated on each option granted in the United Kingdom as the difference between the market value of our common stock at the close of the period and the exercise price of the option multiplied by a 12.2% tax rate. Due primarily to the significant movement in our stock price from April 2, 2000 to July 2, 2000, the charge recorded during the period was $2.5 million. The charge will be revised quarterly to reflect the movement in our stock price at each future balance sheet date. The allocation of the $2.5 million charge by department is approximately $600,000 to research and development, approximately $500,000 to sales and marketing, and approximately $1.4 million to general and administrative.

Note 8--Comprehensive Loss (in thousands)

   The components of comprehensive loss, net of tax, are as follows:

                                                               Three Months
                                                                  Ended
                                                             -----------------
                                                                        June
                                                             July 2,     30,
                                                               2000     1999
                                                             --------  -------
                                                               (unaudited)
   Net loss................................................. $(12,785) $(3,015)
   Other comprehensive income:
     Change in accumulated currency translation
      adjustments...........................................      329     (355)
                                                             --------  -------
   Comprehensive loss....................................... $(12,456) $(3,370)
                                                             ========  =======

Note 9--Stock Split

   On March 21, 2000, the Company's Board of Directors approved a two-for-one split of the Company's common stock that was applicable to stockholders of record on May 4, 2000. The stock split, approved by the

                              VIRATA CORPORATION

Company's stockholders on May 1, 2000, was effective May 18, 2000. Unless specifically noted otherwise, all references to share and per share data for all periods presented have been adjusted to give effect to this split.

Note 10--Recent Accounting Pronouncements

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

   In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of certain provisions of FIN 44 prior to March 31, 2000 did not have a material impact on the financial statements. Management does not expect that the adoption of the remaining provisions will have a material effect on the financial position or results of operations of the Company.

Note 11--Subsequent Events

 Acquisition of Excess Bandwidth Corporation

   On June 20, 2000, the Company entered into a definitive agreement to acquire Excess Bandwidth Corporation ("Excess Bandwidth"), a privately-held company with offices in Cupertino, California, in a stock-for-stock transaction. Excess Bandwidth develops advanced algorithms for high-bandwidth communications applications and implements these algorithms as communications processors. Product plans include physical layer and mixed signal semiconductors to address each of the modern symmetric DSL technologies including SDSL, HDSL2 and G.shdsl.

   Under the terms of the agreement, the Company expect to issue approximately 4,052,252 shares of its common stock, with an aggregate value of approximately $202.5 million (based the fair market value of its common stock of $49.98), in exchange for all of the issued and outstanding capital stock of Excess Bandwidth. In addition, all of the outstanding employee options and warrants to purchase shares of Excess Bandwidth's capital stock and other stock-based compensation awards will be exchanged for options to purchase an estimated 404,027 shares of the Company's common stock and an estimated 1,846,038 shares of the Company's common stock subject to certain repurchase rights by the Company, with an aggregate value of $112.5 million. The Company valued the options and warrants using the Black-Scholes option pricing model. Including direct

                              VIRATA CORPORATION
acquisition costs of approximately $8.1 million, the aggregate purchase price of Excess Bandwidth will be approximately $323.1 million. The acquisition will be accounted for as a purchase business combination and is expected to close during the Company's fiscal quarter ending October 1, 2000.

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

                                                           Three Months Ended
                                                           --------------------
                                                            July 2,   June 30,
                                                             2000       1999
                                                           ---------  ---------
                                                               (unaudited)
   Revenues............................................... $  27,696  $   2,665
   Net loss...............................................   (35,514)   (23,122)
   Basic and diluted net loss per share...................     (0.68)     (2.88)

 Follow-On Offering

   On July 13, 2000, the Company completed its follow-on offering of 6,855,000 shares of Common Stock (including the exercise of the underwriters' overallotment option) at $71.00 per share. Net proceeds to the Company were approximately $462 million.

 Acquisition of Agranat Systems, Inc.

   On July 24, 2000, the Company entered into a definitive agreement to acquire Agranat Systems, Inc. ("Agranat"), a privately-held company with offices in Maynard, Massachusetts, in a stock-for-stock transaction. Agranat Systems, Inc. is a leading provider of embedded Web management solutions. Through the EmWeb family, Agranat delivers the software technology, development tools, and design support enabling developers to create web-managed products. End users of these products can remotely access, configure, and manage devices or applications via the Internet using a standard web browser interface.

   Under the terms of the agreement, the Company expects to issue approximately 492,000 shares of its common stock, with an aggregate value of approximately $27.1 million (based on the fair market value of its common stock of $55.08), in exchange for all of the issued and outstanding capital stock of Agranat Systems, including assumed options. The acquisition will be accounted for as a purchase business combination and is expected to close during the Company's fiscal quarter ending October 1, 2000.

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

                                                               Three Months
                                                                   Ended
                                                             ------------------
                                                             July 2,   June 30,
                                                               2000      1999
                                                             --------  --------
                                                                (unaudited)
   Revenues................................................. $ 28,615  $ 2,957
   Net loss.................................................  (14,917)  (5,626)
   Basic and diluted net loss per share.....................    (0.30)   (1.26)

ITEM 2--Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

   Our predecessor company, Virata Limited, was formed in 1993 as Advanced Telecommunications Modules Limited, a corporation organized in the United Kingdom, as a spin-out from the Olivetti Research Laboratories (now AT&T Laboratories). Until 1995, we were a development-stage company focused primarily on product development. From our first production revenue shipment in April 1995 through March 1996, we focused on developing and delivering ATM-based, board-level systems primarily for local area network applications. In mid-1996, we began licensing our software suite and selling our semiconductors to developers of broadband access products. In September 1997, we ceased development of our systems products and focused exclusively on expanding our software offering and developing additional semiconductors for the broadband marketplace with a focus on the digital subscriber line, or DSL, market. In February 1998, our predecessor company changed its name to Virata Limited. In July 1998, Virata Limited acquired RSA Communications, Inc., a corporation organized in North Carolina. RSA Communications was subsequently renamed Virata Raleigh Corporation. Effective October 3, 1999, Virata Limited changed its fiscal year such that each quarter ends on the Sunday closest to the calendar quarter end.

   On November 16, 1999, we completed a reorganization of Virata Limited, pursuant to which:

  . each of Virata Limited's previously outstanding ordinary and preference shares were cancelled;

  . Virata Limited issued 64,811,364 new ordinary shares to Virata Corporation, a newly formed Delaware corporation, thereby becoming our wholly-owned subsidiary;

  .  we assumed all of the outstanding options and warrants of Virata
     Limited;

  .  we effected a 1 for 6.7 reverse stock split of our common stock; and

  . we issued 29,344,096 shares of our common stock to the former shareholders of Virata Limited.

   The reorganization was effected pursuant to a share reconstruction under
Section 425 of the United Kingdom Companies Act of 1985.

   On November 16, 1999, we completed our initial public offering of 11,500,000 shares of our common stock (including the exercise of the underwriters' overallotment option) at $7.00 per share. Net proceeds to us were $73.4 million.

   On February 10, 2000, we completed the acquisition of D2 Technologies Inc., a provider of digital voice and telephony software solutions. On April 27, 2000, we completed the acquisition of Inverness Systems Ltd., a provider of networking software solutions. In addition, on June 20, 2000 we entered into a definitive agreement to acquire privately-held Excess Bandwidth Corporation, a developer of advanced algorithms for high-bandwidth communications applications. On July 24, 2000, we entered into a definitive agreement to acquire privately-held Agranat Systems, Inc., a leading provider of embedded Web management solutions.

   On March 21, 2000, the Board of Directors approved a two-for-one split of our common stock that was applicable to stockholders of record on May 4, 2000. The stock split, approved by our stockholders on May 1, 2000, was effective May 18, 2000. Unless specifically noted otherwise, all references to share and per share data for all periods presented have been adjusted to give effect to this split.

   Subsequent to the period ending July 2, 2000, we completed our follow-on offering of 6,855,000 shares of our common stock (including the exercise of the underwriters' overallotment option) at $71.00 per share on July 13, 2000. Net proceeds to us were approximately $462 million. In addition, certain of our stockholders sold an aggregate of 620,000 shares of our common stock in the follow-on offering pursuant to the same terms on which the company's shares were sold.

   Our revenues to date have been concentrated with a small number of customers. We expect this concentration to continue. For the three months ended July 2, 2000, Westell Technologies accounted for 34.2% of our total revenues.

   For the three months ended June 30, 1999, Orckit Communications, Com21 and Netpotia accounted for 39.8%, 17.2% and 10.2%, respectively, of our total revenues.

   International revenues accounted for 23.7% for the three months ended July 2, 2000, and 51.0% for the three months ended June 30, 1999. Sales to customers in Israel represented 0.7%, and 40.0%, of total revenues for the three months ended July 2, 2000, and June 30, 1999, respectively (see the revenues by geographic region percentage breakdown in the table below). Almost all of our international revenues are transacted in U.S. dollars, which reduces our exposure to fluctuations in revenues attributable to changes in foreign currency exchange rates. Our material costs are denominated in U.S. dollars, and our operating expenses are primarily in U.S. dollars, British pounds sterling, and Israeli shekel.

                                                                  Three Months
                                                                     Ended
                                                                ----------------
                                                                July 2, June 30,
                                                                 2000     1999
                                                                ------- --------
   Revenues by Geographic Region
   North America...............................................  76.3%    49.0%
   Asia........................................................  21.6%     5.0%
   Europe......................................................   1.4%     6.0%
   Israel......................................................   0.7%    40.0%

   We recorded a charge for National Insurance Contribution on options, which is based on a tax applied in the United Kingdom on the gain in our stock price for stock options granted to our United Kingdom employees, both vested and unvested. The charge is calculated on each option granted in the United Kingdom as the difference between the market value of our common stock at the close of the period and the exercise price of the option multiplied by a 12.2% tax rate. Due primarily to the significant movement in our stock price from April 2, 2000 to July 2, 2000, the charge recorded during the period was $2.5 million. The charge will be revised quarterly to reflect the movement in our stock price at each future balance sheet date. The allocation of the $2.5 million charge by department is approximately $600,000 to research and development, approximately $500,000 to sales and marketing, and approximately $1.4 million to general and administrative.

   Our limited operating history in the DSL market makes it difficult to forecast our future operating results accurately. To date, we have not achieved profitability in any quarterly or annual period, and as of July 2, 2000, we had an accumulated deficit of $89.5 million. Although our total revenues have grown in recent quarters, we cannot be certain that our total revenues will increase at a rate sufficient to achieve and maintain profitability.

Forward-looking Statements

   This Report contains a number forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as "anticipates," "believes," "expects," "future," and "intends," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. These risks are described in "Risk Factors" and elsewhere in this Quarterly Report.

Results of Operations

Three Months Ended July 2, 2000 and June 30, 1999

 Total Revenues

   Total revenues increased 939.2% from $2.7 million for the three months ended June 30, 1999 to $27.7 million for the three months ended July 2, 2000.

   Semiconductor revenues increased 1,412.7% to $21.5 million for the three months ended July 2, 2000, compared to $1.4 million for the three months ended June 30, 1999. As a growing number of software licensees began initial trials and deployments of broadband access devices, semiconductor revenues increased to 77.5% of total revenues for the three months ended July 2, 2000, compared to 53.2% of total revenues for the three months ended June 30, 1999.

   License revenues increased 1,417.2% to $4.2 million for the three months ended July 2, 2000, compared to $274,000 for the three months ended June 30, 1999. License revenues also increased to 15.0% of total revenues for the three months ended July 2, 2000, compared to 10.3% of total revenues for the three months ended June 30, 1999. The increase in license revenues was primarily the result of expanding our software licensee customer base and additional license revenues earned by D2 Technologies and Inverness Systems.

   Services and royalty revenues increased 159.5% to $ 968,000, or 3.5% of total revenues, for the three months ended July 2, 2000, compared to $373,000, or 14.0% of total revenues, for the three months ended June 30, 1999. The increase in absolute dollars was primarily a result of expanding our licensee customer base, including additional licenses earned by D2 Technologies and Inverness Systems, thus increasing our service revenues, and additional royalty revenues generated by D2 Technologies and Inverness Systems.

   Systems revenues increased 84.6% to $1.1 million for the three months ended July 2, 2000, compared to $599,000 for the three months ended June 30, 1999. Although the systems revenues in absolute dollars increased, systems revenue decreased to 4.0% of total revenues for the three months ended July 2, 2000 from 22.5% of total revenues for the three months ended June 30, 1999. This was primarily due to our decision in September 1997 to focus our sales and development efforts on semiconductor devices for the DSL market.

 Cost of Revenues and Gross Margin

   Total cost of revenues consists primarily of costs paid to foundry vendors to manufacture our semiconductors, costs attributable to design services, software maintenance and operations expense. Cost of revenues increased to $14.9 million, or 53.7% of total revenues, for the three months ended July 2, 2000, from $1.3 million, or 47.8% of total revenues, for the three months ended June 30, 1999.

   Semiconductor gross margin decreased to 34.3% for the three months ended July 2, 2000, from 42.8 % for the three months ended June 30, 1999. The decrease was primarily due to the impact of an approximately $1.7 million reserve for our older, lower margin Hydrogen product. This end-of-life transition was successfully completed two quarters earlier than we originally expected, allowing our customers to accelerate the introduction of lower cost solutions. We believe our gross margin may continue to fluctuate as semiconductors become a greater percentage of total revenues, and because increased competition and more consumer oriented markets may impact average selling price.

   License gross margin was 97.0% for the three months ended July 2, 2000 primarily due to costs incurred with license contracts assumed following the D2 Technologies and the Inverness Systems acquisitions. There were no costs of revenues associated with our software license revenues for the three months ended June 30, 1999.

   Services and royalty gross margin improved to 80.8% for the three months ended July 2, 2000 from 63.0% for the three months ended June 30, 1999 as the result of a favorable mix of design services revenues and higher margin royalty revenues following the D2 Technologies and the Inverness Systems acquisitions.

   Systems gross margin increased to 58.6% for the three months ended July 2, 2000 from 45.9% for the three months ended June 30, 1999. The increase was primarily due to decreased operations support related to systems products and a narrower systems product range.

 Research and Development Expenses

   Research and development expenses consist primarily of engineering staffing costs and technology license fees. Research and development expenses increased 97.4% to $5.0 million for the three months ended July 2, 2000, from $2.5 million for the three months ended June 30, 1999. The increase was primarily due to the addition of research and development personnel as a result of accelerated new product development and the addition of personnel as a result of the acquisition of D2 Technologies and Inverness Systems. In the three months ended July 2, 2000, a charge of approximately $600,000 was recorded for National Insurance Contribution on options for the research and development group. This expense is listed separately in our financial results and is calculated for stock options granted to United Kingdom employees as the difference between the option exercise price and the fair value of the underlying common stock at the balance sheet date. See "National Insurance Contribution on Options" below.

 Sales and Marketing Expenses

   Sales and marketing expenses consist primarily of employee salaries, sales commissions, travel and related costs, promotional materials and trade show expenses. Sales and marketing expenses increased 373.0% to $4.4 million for the three months ended July 2, 2000, from $923,000 for the three months ended June 30, 1999. The increase was primarily due to the addition of sales and marketing personnel and increased sales commissions associated with higher revenues. In the three months ended July 2, 2000, a charge of approximately $500,000 was recorded for National Insurance Contribution on options for the sales and marketing group. See "National Insurance Contribution on Options" below.

 General and Administrative Expenses

   General and administrative expenses consist primarily of employee salaries and costs associated with legal, accounting and other professional service fees, bad debt expense as well as general corporate expenses. General and administrative expenses increased 267.4% to $3.3 million for the three months ended July 2, 2000, from $903,000 for the three months ended June 30, 1999. The increase was primarily due to increased staff and the addition of costs as a result of being a publicly traded company. In the three months ended July 2, 2000, a charge of approximately $1.4 million was recorded for National Insurance Contribution for the general and administrative group. See "National Insurance Contribution on Options" below.

 National Insurance Contribution on Options

   The charge for National Insurance Contribution on options is based on a tax applied in the United Kingdom on the gain in our stock price for stock options granted to our United Kingdom employees, both vested and unvested. The charge is calculated on each option granted in the United Kingdom as the difference between the market value of our common stock at the close of the period and the exercise price of the option multiplied by a 12.2% tax rate. Due primarily to the significant movement in our stock price from April 2, 2000 to July 2, 2000, the charge recorded during the period was $2.5 million. The charge will be revised quarterly to reflect the movement in our stock price at each future balance sheet date. The allocation of the $2.5 million charge by department is approximately $600,000 to research and development, approximately $500,000 to sales and marketing, and approximately $1.4 million to general and administrative.

 Amortization of Intangible Assets

   Amortization of intangible assets expense is related to the intangible assets acquired in the acquisition of RSA Communications, which occurred in July 1998, the acquisition of D2 Technologies, which occurred in February 2000, and the acquisition of Inverness Systems, which occurred in April 2000. Amortization of intangible assets for the three months ended July 2, 2000 was approximately $9.9 million. We are amortizing the intangible assets over the expected lives of the assets of between 24 to 60 months.

 Amortization of Stock Compensation

   Through July 2, 2000, we recorded a total of $3.4 million of unearned stock compensation. We recognized amortization of stock compensation of approximately $150,000 for the three months ended July 2, 2000, and $266,000 for the three months ended June 30, 1999. We are amortizing the unearned stock compensation over 48 months.

 Acquired In-Process Research and Development Expense

   Acquired in-process research and development expense is related to our acquisitions.

   For the three months ended July 2, 2000, the expense relates to the April 2000 acquisition of Inverness Systems. Based on a valuation by an independent appraiser, approximately $1.2 million of the $98.4 million purchase price was allocated to in-process research and development. Inverness Systems completed products were classified into three product groups: ATM products, IP products and NetSIM products. The value of the completed technology is based on the net cash flow forecast, discounted at a cost of capital of 22.6%. The acquired in-process technology is related to IP products, mainly MPLS. The value of the in-process technologies is also based on the net cash flow forecast; however, discounted at a higher cost of capital of 27.6% to reflect the uncertainty of its future use. We do not consider it to have reached technological feasibility and, therefore, charged it to operations upon acquisition.

 Interest Expense

   Interest expense increased to approximately $95,000 for the three months ended July 2, 2000 from approximately $49,000 for the three months ended June 30, 1999. The increase in interest expense was primarily due to interest expense associated with capital equipment under our lease facility.

 Interest and Other Income, Net

   Interest and other income, net consists primarily of income earned on cash and cash equivalents and short-term investments, and foreign exchange gains and losses. Interest income for the three months ended July 2, 2000 and June 30, 1999 was approximately $1.1 million and $91,000, respectively. Interest income for each three month period corresponded to the average cash balance during the period. During the three months ended July 2, 2000, foreign exchange gain was approximately $1,000. During the three months ended June 30, 1999, the foreign exchange gain was approximately $386,000.

Liquidity and Capital Resources

   We have financed our operations primarily through venture capital and corporate investments in our convertible preferred stock and through our initial public offering of common stock in November 1999, which have resulted in approximately $142.0 million aggregate net proceeds to us through July 2, 2000.

   Our cash and cash equivalents together with our short-term investments decreased $5.8 million to $72.4 million for the three months ended July 2, 2000. The decrease in these accounts was primarily due to cash used in operations. Our cash and cash equivalents decreased $5.9 million to $54.3 million for the three months ended July 2, 2000.

   Net cash used in operating activities for the three months ended July 2, 2000 of $5.9 million was primarily due to a net loss of $12.8 million, an increase in accounts receivables, inventories, and other assets of $7.3 million, $1.9 million, and $392,000 respectively, and a decrease in accrued liabilities, accrued employee benefits, and deferred revenue of $1.0 million, $449,000, and $675,000 respectively, partially offset by depreciation and amortization of $10.5 million, amortization of stock compensation of $150,000, acquired in-process research and development expenses in connection with the acquisition of Inverness Systems of

$1.2 million, a decrease in other current assets of $434,000, and increases in accounts payable, and accrued National Insurance Contribution on options of $3.8 million and $2.5 million, respectively. Net cash used in operating activities for the three months ended June 30, 1999 of $2.4 million was primarily due to net operating losses of $3.1 million and an increase in current assets of $624,000, partially offset by depreciation and amortization of $643,000, amortization of stock compensation of $266,000, and an increase in accrued liabilities of $485,000.

   Net cash used in investing activities was $844,000 for the three months ended July 2, 2000, which reflected $541,000 of cash received in connection with our acquisition of Inverness, net of cash acquisition expenses, and net purchases of property and equipment of $1.4 million. Net cash provided by investing activities was $948,000 for the three months ended June 30, 1999, primarily due to sales of short-term investments.

   Net cash provided by financing activities was $677,000 for the three months ended July 2, 2000. Net cash provided by financing activities was attributable primarily to proceeds from the issuance of common stock through our employee stock purchase plan and employee stock option plan of $909,000, partially offset by repayments on capital lease obligations of $232,000. Net cash used by financing activities was $50,000 for the three months ended June 30, 1999 primarily due to proceeds from equipment lease financing less repayments on capital lease obligations.

   Our working capital at July 2, 2000 was approximately $69.4 million as compared to $70.6 million at April 2, 2000. Our current ratio decreased to 3.9 to 1.0, as of July 2, 2000, from 4.8 to 1.0, as of April 2, 2000.

   Subsequent to the period ending July 2, 2000, we completed a follow-on offering of 6,855,000 shares of Common Stock (including the exercise of the underwriters' overallotment option) at $71.00 per share on July 13, 2000. Net proceeds to us were approximately $462 million.

   We have a loan and security agreement that provides for borrowings up to $3.0 million. The agreement bears interest at prime rate plus one-half percent, and all outstanding advances are due in August 2000. Borrowings are secured by our property, equipment, intellectual property, inventory and receivables and require that we comply with certain financial covenants including the maintenance of specific minimum ratios. As of July 2, 2000 we had no outstanding debt under this agreement.

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

Risk Factors

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

Because we expect to continue to incur net losses, the price of our stock may decline and we may not be able to implement our business strategy

   We have not reported an operating profit for any fiscal year since our incorporation and experienced net losses of approximately $12.8 million, $26.1 million, $17.2 million and $10.3 million for the three months ended July 2, 2000, the fiscal year ended April 2, 2000 and the fiscal years ended March 31, 1999 and 1998, respectively. We expect to continue to incur net losses, and these losses may be substantial. Further, we expect to incur substantial negative cash flow in the future. Accordingly, our ability to continue to operate our business and implement our business strategy may be hampered and the value of our stock may decline.

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

Because we may be required to enter into financial and other arrangements with foundries in order to secure foundry capacity, our earnings or the ownership of our stockholders may be diluted

   Allocation of a foundry's manufacturing capacity may be influenced by a customer's size or the existence of a long-term agreement with the foundry. To address foundry capacity constraints, other semiconductor suppliers that rely on third-party foundries have utilized various arrangements, including equity investments in or loans to independent component manufacturers, in exchange for guaranteed production capacity, joint ventures to own and operate foundries, or "take or pay" contracts that commit a company to purchase specified quantities of components over extended periods. While we are not currently a party to any of these arrangements, we may enter into such arrangements in the future. We cannot be sure, however, that these arrangements will be available to us on acceptable terms or at all. Any of these arrangements could require us to commit substantial capital.

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

Because we rely on the technology of third parties, the loss of or inability to obtain the third party technology could result in increased costs or delays in the production or improvement of our products

   We currently license technology of third parties to develop and manufacture our products, including licenses from Advanced RISC Machines and Broadcom. If any of these third party providers were to change their product offerings or terminate our licenses, we would incur additional developmental costs and, perhaps, delays in production, or be forced to modify our existing or planned software product offerings, an expensive and time consuming process. In addition, if the cost of any of these third party licenses or products significantly increases, we could suffer a resulting increase in costs or delays in our ability to manufacture our products or provide complete customer solutions and this could harm our results of operations. We cannot be sure that such third party licenses or substitutes will be available on commercially favorable terms.

Because our customer base is concentrated, the loss of one or more of our customers may result in a loss of a significant amount of our revenues.

   A relatively small number of customers account for a large percentage of our total revenues. We expect this trend to continue. Our business will be seriously harmed if we do not generate as much revenue as we expect from these customers, experience a loss of any of our significant customers or suffer a substantial reduction in orders from these customers. For the three months ended July 2, 2000, Westell Technologies accounted for 34.2% of our total revenues. For the three months ended June 30, 1999, Orckit Communications, Com21 and Netpotia accounted for 39.8%, 17.2% and 10.2%, respectively, of our total revenues. Our future success depends in significant part upon the decision of our customers to continue to purchase products from us. Furthermore, it is possible that equipment manufacturers may design and develop internally, or acquire, their own semiconductor and software technology, rather than continue to purchase semiconductors and software from third parties like us. If we are not successful in maintaining relationships with key customers and winning new customers, sales of our products may decline. In addition, because a significant portion of our business has been and is expected to continue to be derived from orders placed by a limited number of large customers, variations in the timing of these orders can cause significant fluctuations in our operating results.

Because manufacturers of DSL equipment may be reluctant to change their sources of components, if we do not achieve design wins with manufacturers of DSL equipment, we may be unable to secure sales from these customers in the future

   Once a manufacturer of DSL equipment has designed a supplier's semiconductor and software into its products, the manufacturer may be reluctant to change its source of semiconductors due to the significant costs associated with qualifying a new supplier. Accordingly, our failure to achieve design wins with manufacturers of DSL equipment which have chosen a competitor's semiconductor could create barriers to future sales opportunities with these manufacturers.

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

Because most of our revenues have been and will be derived from a limited number of products, we may not be able to generate sufficient revenues to sustain our business if any of these products fail to gain market acceptance

   For the three months ended July 2, 2000, approximately 76.6%, 21.9% and 1.4%, respectively, of our semiconductor revenues were generated from sales of our Helium products, Hydrogen products, and our Proton family. We expect that our Proton family and Hydrogen products will represent a diminishing proportion of our total revenues while a substantial portion of our total revenues will be derived from our Helium and Beryllium products in the foreseeable future. Therefore, broad market acceptance of the Helium and Beryllium products is critical to our success. We cannot be sure that our products will attain broad market acceptance. The failure of our products to achieve broad market acceptance could result in a decrease in our revenues, which would have a negative impact on our results of operations and financial condition.

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

Because we have significant operations in countries outside of the United States, we may be subject to political, economic and other conditions affecting such countries that could result in increased operating expenses and regulation of our products

   Significant portions of our operations occur outside the United States. One of our principal subsidiaries is incorporated under the laws of, and its principal offices are located in, the United Kingdom. We also have a subsidiary and sales office in Taipei, Taiwan and sales offices in several other countries. In addition, on April 27, 2000, we completed the acquisition of Inverness Systems, Ltd, a privately-held corporation based in Israel. Our international operations are subject to a number of risks, including foreign currency exchange rate fluctuations; longer sales cycles; multiple, conflicting and changing governmental laws and regulations; protectionist laws and business practices that favor local competition; difficulties in collecting accounts receivable; and political and economic instability. In addition, in September 1999, Taiwan was affected by a significant earthquake. Recently there have been additional earthquakes and the risk of future earthquakes is significant due to the proximity of major earthquake fault lines in the area. Taiwan has also suffered from political unrest. Any future earthquakes, fire, flooding or other natural disasters, political unrest, labor strikes or work stoppages in Taiwan likely would result in the disruption of our operations at that facility. Finally, as a result of our acquisition of Inverness Systems, we are directly affected by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel could significantly harm our business. Israel's economy has been subject to numerous destabilizing factors, including low foreign exchange reserves, fluctuations in world commodity prices, military conflicts and civil unrest. Although Israel has entered into various agreements with certain Arab countries and the Palestinian Authority, and various declarations have been signed in connection with efforts to resolve some of the economic and political problems in the Middle East, we cannot predict whether or in what manner these problems will be resolved. In addition, some of the officers and employees of Inverness are currently obligated to perform annual reserve duty and are subject to being called to active duty at any time under emergency circumstances. We cannot assess the full impact of these requirements on our workforce or business should this occur and we cannot predict the effect on us of any expansion or reduction of their obligations.

Because we incur a charge for National Insurance Contribution on any gain in the per share price of our stock for stock options granted to our United Kingdom employees, a significant rise in our stock price may harm our results of operations and cash flows

   Under the laws of the United Kingdom, we must record a charge for National Insurance Contribution on options incurred on any gain in our per share price for stock options granted to our United Kingdom employees. The charge is calculated in the United Kingdom as the difference between the market value of our common stock at the close of the period and the exercise price of the option multiplied by a 12.2% tax rate. The calculation is applied to all options issued to our UK employees, vested and unvested. Due to the significant movement in our per share price in the three months ended July 2, 2000, the charge recorded was $2.5 million, creating a cash payment obligation payable upon exercise of vested options by a UK employee. The charge will be revised to take account of the movement in our stock price at each future balance sheet date. Accordingly, a significant rise in our stock price may result in recorded charges which may harm our results of operations and cash payment obligations.

Because we sell a significant portion of our products in countries other than the United States, we may be subject to political, economic and other conditions affecting such countries that could result in increased reduced revenue for our products

   International revenues accounted for 23.7% of our total revenues for the three months ended July 2, 2000. We expect that sales to our international customers will continue to account for a significant portion of our total revenues for at least the next 12 months. Accordingly, we are subject to the political, economic and other conditions affecting countries or jurisdictions other than the United States, including Israel, Europe and Asia. Any interruption or curtailment of trade between the countries in which we operate and their present trading partners, change in exchange rates or a significant downturn in the political, economic or financial condition of these countries could cause demand for and revenue from our products to decrease, cause our costs of doing business to increase or subject us to increased regulation including future import and export restrictions.

Because we have expanded rapidly and future expansion may be required, we may lack the ability to manage this growth in our operations

   We have rapidly and significantly expanded our operations, including the number of our employees, the geographic scope of our activities and our product offerings. Recently, we completed the acquisitions of D2 Technologies, Inc., a privately-held corporation based in Santa Barbara, California, and Inverness Systems, Ltd, a privately-held corporation based in Kfar Saba, Israel. In addition, we have entered into agreements to acquire Excess Bandwidth Corporation, a privately held corporation based in Cupertino, California and Agranat Systems Inc, a privately-held company with offices in Maynard, Massachusetts. Our continued success will depend significantly on our ability to integrate these new operations and new personnel. We expect that further significant expansion will be required to address potential growth in our customer base and market opportunities. If we are unable to manage growth effectively, we may not be able to take advantage of market opportunities, develop or enhance our products or our technical capabilities, execute our business plan or otherwise respond to competitive pressures or unanticipated requirements. To successfully manage the anticipated growth of our operations, we believe we must effectively be able to:

  . improve our existing and implement new operational, financial and management information controls, reporting systems and procedures;

  .  hire, train and manage additional qualified personnel;

  .  expand and upgrade our core technologies; and

  . effectively manage multiple relationships with our customers, suppliers and other third parties.

Because Excess Bandwidth has not completed development of its chip designs, we may not be able to effectively compete in the Symmetric DSL market

   Excess Bandwidth has only recently begun testing of its first communications processor designs. If the designs do not work as intended or require substantial redesign, we may not be able to introduce these communications processors as products and ship them to customers, or may be delayed in our introduction of products. Excess Bandwidth's design of its communications processors is dependent upon the efforts of Debajyoti Pal. The loss of Dr. Pal's services for any reason would delay or prevent the completion of the design of products by Excess Bandwidth. Excess Bandwidth licenses the imbedded microprocessor for its communications processors from MIPS Technologies, Inc. Loss of the MIPS license for any reason would require a redesign of the communications processors currently under development by Excess Bandwidth and could result in delay in introduction of products. If any of these events occur we would not realize significant revenues from the products under development by Excess Bandwidth.

We may engage in future acquisitions that could dilute our stockholders' equity and harm our business, results of operations and financial condition

   Recently, we completed the acquisitions of D2 Technologies, Inc., a privately-held corporation based in Santa Barbara, California, and Inverness Systems, Ltd, a privately-held corporation based in Kfar Saba, Israel. D2 Technologies is a supplier of telephony and voice over IP software. Inverness Systems is a supplier of network software solutions. In addition, we have entered into agreements to acquire Excess Bandwidth Corporation, a privately held corporation based in Cupertino, California, and Agranat Systems Inc, a privately-held company with offices in Maynard, Massachusetts. Excess Bandwidth develops advanced algorithms for high-bandwidth communications applications and implements those algorithms as communications processors and Agranat Systems delivers the software technology, development tools, and design support enabling developers to create web-managed products. We cannot assure you that the anticipated acquisitions will close when anticipated or at all.

   As part of our business strategy, from time to time, we expect to review other opportunities to acquire and may acquire other businesses or products that will complement our existing product offerings, augment our market coverage or enhance our technological capabilities. Although we have no other current agreements or negotiations underway with respect to any material acquisitions, we may make additional acquisitions of businesses, products or technologies in the future. However, we cannot be sure that we will be able to locate suitable acquisition opportunities. The acquisitions that we have completed, have agreed to complete and which we may complete in the future could result in the following, any of which could seriously harm our results of operations or the price of our stock:

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

   We have entered into employment agreements with our executive and certain other key employees that provide for set terms of employment. In addition, all of our employees in the United Kingdom and Israel have employment agreements governed by the laws of the United Kingdom and Israel, respectively. Our employment agreements do not contain anti-competition clauses.

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

   We believe our principal competitors include or will include Alcatel Microelectronics, Analog Devices, Broadcom, Centillium Communications, Conexant Systems, GlobeSpan, Intel, Lucent Technologies, Motorola and Texas Instruments. In addition, there have been a number of announcements by other semiconductor companies and smaller emerging companies that they intend to enter the market segments adjacent to or addressed by our products.

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

  .  acquisitions or strategic alliances by us or our competition;

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

ITEM 3--Quantitative And Qualitative Disclosure About Market Risk.

   The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of July 2, 2000, all of our investments were in money market funds, certificates of deposits or high quality commercial paper.

   We develop products in the United Kingdom, the United States and Israel and sell products in North America, Asia, Israel and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions. A strengthening of the dollar could make our products less competitive in foreign markets, since all of our sales are currently made in U.S. dollars. Management believes that the market risk associated with the Company's market risk sensitive instruments as of July 2, 2000 is not material.

                          PART II--OTHER INFORMATION

ITEM 1--Legal Proceedings.

   None.

ITEM 2--Changes In Securities and Use of Proceeds.

   The Company acquired Inverness Systems Ltd. on April 27, 2000. In connection with the acquisition, the Company issued 2,006,440 shares of its common stock to the shareholders of Inverness Systems in exchange for all of the issued and outstanding capital stock of Inverness Systems. The shares were issued pursuant to exemptions by reason of Section 4 (2) and Regulation S of the Securities Act of 1933. These sales were made in private transactions without general solicitation or advertising. Also in connection with the acquisition, the Company assumed options to purchase 517,896 shares of our common stock. The Company filed a Registration Statement on Form S-8 with respect to the shares of our stock issuable upon exercise of such options on May 23, 2000.

ITEM 3--Defaults Upon Senior Securities.

   None.

ITEM 4--Submission Of Matters To A Vote Of Security Holders.

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

                      Votes
   Votes For         Against             Withheld             Abstentions             Non-Votes
   ---------         -------             --------             -----------             ---------
   13,001,748        683,456                0                      0                  9,619,639

ITEM 5--Other Information.

   None.

ITEM 6--Exhibits And Reports On Form 8-K

 Exhibits
 --------
  2.1     Share Purchase Agreement among Virata Corporation and Jonathan Masel,
           Joanne Masel, Menachem Student, David St. Charles, Peter Simon,
           Holland Venture B.V., Docor International B.V., dated as of March
           21, 2000+*

  2.2     Agreement and Plan of Merger among Virata Corporation, Excess
           Bandwidth Corporation, VC Acquisition, Inc. and Steve Dines, as
           Security holder Agent, dated as of June 20, 2000+**

  3.1     Amended and Restated Certificate of Incorporation of Virata
           Corporation, as filed with the Secretary of State of the State of Delaware on November 17, 1999***

  3.2     Certificate of Amendment of Amended and Restated Certificate of
           Incorporation of Virata Corporation, as filed with the Secretary of State of the State of Delaware on May 2, 2000***

  3.3 Amended and Restated Bylaws of Virata Corporation, as currently in effect***

 10.1     Registration Rights Agreement by and among Virata Corporation and
           Jonathan Masel, as Shareholders' Agent, dated April 27, 2000***

 27.1     Financial Data Schedule

--------
  +  Filed without schedules.

  * Incorporated by reference to the Company's Current Report on Form 8-K filed on April 3, 2000.

 ** Incorporated by reference to the Company's Current Report on Form 8-K filed on June 22, 2000.

*** Incorporated by reference to the Company's Form 10-K for the fiscal year ended April 2, 2000 filed on June 6, 2000.

Reports on Form 8-K

   The Company filed four reports on Form 8-K during the three months ended July 2, 2000. Information regarding the items reported on is as follows:

        Date                           Item Reported On
        ----                           ----------------
   April 3, 2000  The Company announced its agreement to acquire Inverness
                   Systems, Ltd.

   April 21, 2000 The Company reported consolidated financial statements reflecting the acquisition of D2 Technologies, Inc.

   May 5, 2000    The Company announced the completion of the acquisition of
                   Inverness Systems, Ltd.

   June 22, 2000  The Company announced its agreement to acquire Excess
                   Bandwidth Corporation.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VIRATA CORPORATION

                                                 /s/ Charles Cotton
Date: August 16, 2000                     By __________________________________
                                                      Charles Cotton
                                                  Chief Executive Officer
                                               (Principal Executive Officer)

                                                /s/ Andrew Vought
Date: August 16, 2000                     By __________________________________
                                                     Andrew Vought
                                                 Chief Financial Officer,
                                            Senior Vice President Finance and
                                              Administration and Secretary
                                              (Principal Accounting Officer)

                                 EXHIBIT INDEX

 Exhibit
   No.                                Description
 -------                              -----------
  2.1    Share Purchase Agreement among Virata Corporation and Jonathan Masel,
          Joanne Masel, Menachem Student, David St. Charles, Peter Simon,
          Holland Venture B.V., Docor International B.V., dated as of March
          21, 2000+*

  2.2    Agreement and Plan of Merger among Virata Corporation, Excess
          Bandwidth Corporation, VC Acquisition, Inc. and Steve Dines, as
          Security holder Agent, dated as of June 20, 2000+**

  3.1    Amended and Restated Certificate of Incorporation of Virata
          Corporation, as filed with the Secretary of State of the State of Delaware on November 17, 1999***

  3.2    Certificate of Amendment of Amended and Restated Certificate of
          Incorporation of Virata Corporation, as filed with the Secretary of State of the State of Delaware on May 2, 2000***

  3.3 Amended and Restated Bylaws of Virata Corporation, as currently in effect***

 10.1    Registration Rights Agreement by and among Virata Corporation and
          Jonathan Masel, as Shareholders' Agent, dated April 27, 2000***

 27.1    Financial Data Schedule

--------
  +  Filed without schedules.

  * Incorporated by reference to the Company's Current Report on Form 8-K filed on April 3, 2000.

 ** Incorporated by reference to the Company's Current Report on Form 8-K filed on June 22, 2000.

*** Incorporated by reference to the Company's Form 10-K for the fiscal year ended April 2, 2000 filed on June 6, 2000.