Form 10-Q
period 2000-10-01
VIRATA CORP
filed 2000-11-14
CIK 1094371

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

For the quarterly period ended October 1, 2000.

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from  to .

                        Commission File Number: 0-28157

                       ---------------------------------

                              Virata Corporation

            (Exact name of Registrant as specified in its charter)

                       ---------------------------------

               Delaware                              77-0521696
    (State or other jurisdiction of       (IRS Employer Identification No.)
    incorporation or organization)

2933 Bunker Hill Lane, Santa Clara,                     95054
California                                           (zip code)
    (Address of principal executive
               offices)

      Registrant's telephone number, including area code: (408) 566-1000

                       ---------------------------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [_].

   As of November 9, 2000, there were outstanding 62,836,207 shares of the Registrant's Common Stock, par value $0.001.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               VIRATA CORPORATION

                               TABLE OF CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------
                      PART I. Financial Information

 Item 1 Condensed Consolidated Financial Statements (unaudited)........      3

        Condensed Consolidated Balance Sheet as of October 1, 2000 and
        April 2, 2000..................................................      3

        Condensed Consolidated Statement of Operations for the three and six month periods ended October 1, 2000 and October 3,
        1999...........................................................      4

        Condensed Consolidated Statement of Cash Flows for the six
        month periods ended October 1, 2000 and October 3, 1999........      5

        Notes to Condensed Consolidated Financial Statements...........      6

 Item 2 Management's Discussion and Analysis of Financial Condition and
        Results of Operations..........................................     13

 Item 3 Quantitative and Qualitative Disclosure about Market Risk......     34

                       PART II. Other Information

 Item 1 Legal Proceedings..............................................     35

 Item 2 Changes in Securities and Use of Proceeds......................     35

 Item 3 Defaults Upon Senior Securities................................     35

 Item 4 Submission of Matters to a Vote of Security Holders............     35

 Item 5 Other Information..............................................     36

 Item 6 Exhibits and Reports on Form 8-K...............................     36

 Signatures.............................................................    38

                         PART I--FINANCIAL INFORMATION

ITEM 1--Condensed Consolidated Financial Statements.

                               VIRATA CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                           (in thousands, unaudited)

                                                           October 1,  April 2,
                                                              2000     2000(A)
                                                           ----------  --------
                          ASSETS
                          ------
Current assets:
  Cash and cash equivalents............................... $  133,579  $ 60,193
  Short-term investments..................................    394,330    18,006
  Accounts receivable, net................................     28,092     7,524
  Inventories.............................................     10,577       409
  Other current assets....................................      2,832     2,895
                                                           ----------  --------
    Total current assets..................................    569,410    89,027
Property and equipment, net...............................     10,099     3,222
Intangible assets.........................................    402,820    89,113
Investments...............................................      2,000        --
Other assets..............................................      1,057        --
                                                           ----------  --------
    Total assets.......................................... $  985,386  $181,362
                                                           ==========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
  Accounts payable........................................ $   18,536  $  4,887
  Accrued liabilities.....................................      7,914     3,484
  Accrued employee benefits...............................      3,900     2,555
  Accrued National Insurance Contribution on options......      8,244     4,471
  Deferred revenue........................................      4,889     2,215
  Capital lease obligation, current.......................      1,325       784
                                                           ----------  --------
    Total current liabilities.............................     44,808    18,396
Capital lease obligation, long-term.......................      2,097     1,178
Other long-term liabilities...............................        209        --
                                                           ----------  --------
    Total liabilities.....................................     47,114    19,574
Stockholders' equity:
  Common stock............................................         63        23
  Additional paid-in capital..............................  1,137,048   238,857
  Accumulated other comprehensive income..................        791       335
  Unearned stock compensation.............................    (19,799)     (691)
  Accumulated deficit.....................................   (179,831)  (76,736)
                                                           ----------  --------
    Total stockholders' equity............................    938,272   161,788
                                                           ----------  --------
    Total liabilities and stockholders' equity............ $  985,386  $181,362
                                                           ==========  ========

--------
(A) The information in this column is derived from the Company's audited financial statements for the fiscal year ended April 2, 2000

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               VIRATA CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                     Three Months Ended     Six Months Ended
                                    --------------------- ----------------------
                                    October 1, October 3, October 1,  October 3,
                                       2000       1999       2000        1999
                                    ---------- ---------- ----------  ----------
Revenues:
  Semiconductor....................  $ 36,158   $ 2,074   $  57,623    $ 3,493
  License..........................     3,953       254       8,110        528
  Services and royalty.............     1,183       435       2,151        808
  Systems..........................       913       249       2,019        848
                                     --------   -------   ---------    -------
    Total revenues.................    42,207     3,012      69,903      5,677
                                     --------   -------   ---------    -------
Cost of revenues:
  Semiconductor....................    20,644     1,130      34,736      1,941
  License..........................       462        --         586         --
  Services and royalty.............       741       200         927        338
  Systems..........................       459       167         917        491
                                     --------   -------   ---------    -------
    Total cost of revenues.........    22,306     1,497      37,166      2,770
                                     --------   -------   ---------    -------
    Gross profit...................    19,901     1,515      32,737      2,907
                                     --------   -------   ---------    -------
Operating expenses:
  Research and development.........     8,031     2,581      13,063      5,130
  Selling and marketing............     5,977       973      10,343      1,896
  General and administrative.......     4,623     1,400       7,941      2,303
  National Insurance Contribution
   on options......................     1,684        --       4,204         --
  Amortization of intangible
   assets..........................    16,571       176      26,520        370
  Amortization of stock
   compensation....................       623       239         773        505
  Acquired in-process research and
   development.....................    79,892        --      81,062         --
                                     --------   -------   ---------    -------
    Total operating expenses.......   117,401     5,369     143,906     10,204
                                     --------   -------   ---------    -------
Loss from operations...............   (97,500)   (3,854)   (111,169)    (7,297)
Interest expense...................      (148)      (43)       (243)       (92)
Interest and other income
 (expense), net....................     7,338      (660)      8,317       (183)
                                     --------   -------   ---------    -------
    Net loss.......................  $(90,310)  $(4,557)  $(103,095)   $(7,572)
                                     ========   =======   =========    =======
    Basic and diluted net loss per
     share.........................  $  (1.56)  $ (1.14)  $   (1.94)   $ (1.90)
                                     ========   =======   =========    =======
    Weighted average common
     shares--basic and diluted.....    57,711     3,994      53,064      3,988
                                     ========   =======   =========    =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               VIRATA CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (in thousands, unaudited)

                                                           Six Months Ended
                                                        -----------------------
                                                        October 1,   October 3,
                                                           2000         1999
                                                        -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss............................................... $  (103,095)  $(7,572)
Adjustments to reconcile net loss to net cash provided
 by (used in) operating activities:
  Provision for doubtful accounts and returns..........         323       157
  Acquired in-process research and development.........      81,062        --
  Depreciation and amortization........................      29,191     1,162
  Amortization of stock compensation...................         773       505
  Change in assets and liabilities (net of acquisition
   balances):
    Accounts receivable................................     (18,423)      914
    Inventories........................................     (10,195)     (430)
    Other current assets...............................       1,226      (174)
    Other assets.......................................        (401)       --
    Accounts payable...................................      12,333         9
    Accrued liabilities................................       3,092       376
    Accrued employee benefits..........................         101        --
    Accrued National Insurance Contribution on
     options...........................................       4,204        --
    Deferred revenue...................................         591       (22)
    Other long-term liabilities........................         101        --
                                                        -----------   -------
      Net cash provided by (used in) operating
       activities......................................         883    (5,075)
                                                        -----------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of short-term investments.......................   1,945,373     1,001
  Purchase of short-term investments...................  (2,321,588)       --
  Purchase of investments..............................      (2,000)       --
  Purchase of property and equipment, net..............      (4,877)     (299)
  Cash used in acquisition, net of cash acquired.......      (6,486)       --
                                                        -----------   -------
      Net cash provided by (used in) investing
       activities......................................    (389,578)      702
                                                        -----------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock...............     462,471        37
  Repayment of capital lease obligations...............        (476)     (414)
                                                        -----------   -------
      Net cash provided by (used in) financing
       activities......................................     461,995      (377)
                                                        -----------   -------
Effect of exchange rate changes on cash................          86       271
                                                        -----------   -------
Net increase (decrease) in cash and cash equivalents...      73,386    (4,479)
Cash and cash equivalents at the beginning of the
 period................................................      60,193     8,616
                                                        -----------   -------
Cash and cash equivalents at the end of the period..... $   133,579   $ 4,137
                                                        ===========   =======

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

   In July 1998, the Company completed its acquisition of RSA Communications, Inc. ("RSA Communications"), a corporation organized in North Carolina. RSA was subsequently renamed Virata Raleigh Corporation. In February 2000, the Company completed the acquisition of D2 Technologies, Inc. ("D2 Technologies"), a company organized in California. On April 27, 2000, the Company completed the acquisition of Inverness Systems Ltd. ("Inverness Systems"), a corporation organized in Israel and a provider of networking software solutions (see Note 6). On August 16, 2000, the Company completed the acquisition of Agranat Systems, Inc. ("Agranat Systems"), a corporation organized in Massachusetts and a supplier of web technologies and networking management software (see Note 6). On August 22, 2000, the Company completed the acquisition of Excess Bandwidth Corporation ("Excess Bandwidth"), a corporation organized in California and a developer of advanced algorithms and mixed- signal semiconductors for high-bandwidth symmetric DSL applications (see Note 6).

   In August 1999, Virata Corporation was created and, immediately prior to its initial public offering ("IPO"), Virata Corporation became the holding company of Virata Limited. The reorganization was accounted for on a historical basis.

   On November 16, 1999, the Company completed its IPO of 11,500,000 shares of common stock, including the exercise of the underwriters' overallotment option, at $7.00 per share. Total proceeds to the Company were $73.4 million, net of commissions and offering costs

   On July 13, 2000, the Company completed its follow-on offering of 6,855,000 shares of common stock, including the exercise of the underwriters' overallotment option, at $71.00 per share. Total proceeds to the Company were approximately $461 million, net of commissions and offering costs.

   Effective October 3, 1999, the Company changed the fiscal year such that each quarter ends on the Sunday closest to the calendar quarter end.

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation of the Company's financial condition as of October 1, 2000, the results of its operations for the three and six months ended October 1, 2000 and October 3, 1999, and its cash flows for the six months ended October 1, 2000 and October 3, 1999. These financial statements should be read in conjunction with the Company's audited financial statements, including the notes thereto, and the other information set forth therein included in the Company's Annual Report on Form 10-K for the fiscal year ended April 2, 2000. Operating results for the three and six month periods ended October 1, 2000 are not necessarily indicative of the operating results that may be expected for the fiscal year ending April 1, 2001.

                              VIRATA CORPORATION

Note 2--Revenue Recognition

   Revenues from the sale of both semiconductors and systems are recognized upon shipment to customers. Allowances are provided for estimated returns at the time of shipment. The Company recognizes software license revenue under Statement of Position ("SOP") 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. When contracts contain multiple elements and vendor-specific objective evidence exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the "Residual Method" prescribed by SOP 98-9. Software licenses are generally recognized as revenue upon shipment of the software product. In the event the Company grants customers the right to specified upgrades, license revenue is deferred until delivery of the specific upgrade. If vendor-specific objective evidence of fair value exists for the specified upgrade, then amount equals to this fair value is deferred. If vendor- specific objective evidence of fair value for the specified upgrade does not exist, the entire license fee is deferred until the delivery of the specified upgrade. The Company recognizes revenues from maintenance and support services provided to licensees ratably over the term of the agreement, generally over one year, and recognizes revenues from design services provided to customers as the services are performed.

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

Note 4--Investments

   Short term investments consist of debt securities with original maturity dates greater than ninety days. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company's investments are classified as available-for-sale, and are reported at fair value at the balance sheet date. The unrealized gains and losses, net of related taxes, are reported as a component of accumulated other comprehensive income. Management determines the appropriate classification of debt securities at the time of purchase and reassesses the classification at each reporting date. Gains and losses on the sale of available-for-sale are determined using the specific- identification method. The Company also holds investment in restricted shares of technology companies. These non-marketable shares are recorded at cost.

   As of October 1, 2000 and April 2, 2000, the Company held $394.3 million and $18.0 million of debt securities that were classified as short-term investments on the Company's consolidated balance sheet. Debt securities consisted primarily of commercial paper, and U.S. and foreign corporate debt securities. Unrealized holding gains and losses of available-for-sale debt securities were not significant and accordingly the amortized cost of these securities approximated fair market value at October 1, 2000 and April 2, 2000. Contract maturities of these securities were within one year as of October 1, 2000. Realized gains and losses on available-for-sale debt securities were not significant for the three and six month periods ended October 1, 2000 and October 3, 1999.

                              VIRATA CORPORATION

Note 5--Balance Sheet Components (in thousands)

                                                                         April
                                                            October 1,    2,
                                                               2000      2000
                                                            ----------- -------
                                                            (unaudited)
Accounts Receivable:
  Gross....................................................  $ 28,718   $ 7,819
  Allowance for doubtful accounts..........................      (626)     (295)
                                                             --------   -------
                                                             $ 28,092   $ 7,524
                                                             ========   =======

Property and equipment, net:
  Office equipment.........................................  $ 11,352   $ 4,727
  Furniture and fixtures...................................       745       254
  Automobiles..............................................        40        --
  Leasehold improvements...................................       912       440
  Research and development equipment.......................     4,265     3,426
                                                             --------   -------
                                                               17,314     8,847
  Less: Accumulated depreciation and amortization..........    (7,215)   (5,625)
                                                             --------   -------
                                                             $ 10,099   $ 3,222
                                                             ========   =======

Intangible assets:
  Goodwill.................................................  $317,506   $75,572
  Assembled workforce......................................     3,574       760
  Contracts................................................     5,961     1,006
  Customer base............................................     5,596     1,001
  Technology...............................................   102,634    15,872
  Tradename................................................        60        --
                                                             --------   -------
                                                              435,331    94,211
  Less: Accumulated amortization...........................   (32,511)   (5,098)
                                                             --------   -------
                                                             $402,820   $89,113
                                                             ========   =======

Note 6--Acquisitions

   The Company acquired Inverness Systems on April 27, 2000. Inverness Systems maintains offices in Kfar Saba, Israel, and in Marlborough, Massachusetts. Inverness Systems is a software company with expertise spanning many technologies, including ATM, voice over ATM, xDSL, IP Routing, Multi-Protocol Label Switching or MPLS, Frame Relay and Network Simulation. Inverness Systems' source code solutions and network simulation products are designed to facilitate fast-to-market product development programs for advanced communications products.

   Under the terms of the purchase agreement, 2,006,440 shares of the Company's common stock, with an aggregate value of approximately $77.6 million, based on the fair market value of the Company's common stock of $38.67 per share, were exchanged for all of the issued and outstanding capital stock of Inverness Systems. In addition, all of the outstanding options and warrants to purchase shares of Inverness Systems' capital stock were exchanged for options to purchase 517,896 shares of the Company's common stock with an aggregate fair value of approximately $20.0 million. The Company valued the options using the Black-Scholes option pricing model. Including direct acquisition costs of approximately $750,000, the aggregate purchase price of Inverness Systems was approximately $98.4 million. The acquisition has been accounted for as a purchase business combination.

                              VIRATA CORPORATION

   On August 16, 2000, the Company acquired Agranat Systems, which has office in Maynard, Massachusetts. Agranat Systems, Inc. is a leading provider of embedded Web management solutions. Through the EmWeb family, Agranat Systems delivers the software technology, development tools, and design support enabling developers to create web-managed products. End users of these products can remotely access, configure, and manage devices or applications via the Internet using a standard web browser interface.

   Under the terms of the purchase agreement, 430,188 shares of the Company's common stock, with an aggregate value of approximately $23.7 million, based on an the fair market value of its common stock of $55.08 per share, were exchanged for all of the issued and outstanding capital stock of Agranat Systems. In addition, all of the outstanding options and warrants to purchase shares of Agranat Systems' capital stock were exchanged for options to purchase 61,064 shares of the Company's common stock with an aggregate fair value of approximately $3.3 million. The Company valued the options using the Black-Scholes option pricing model. Including direct acquisition costs of approximately $200,000, the aggregate purchase price of Agranat Systems was approximately $27.2 million. The acquisition has been accounted for as a purchase business combination.

   On August 22, 2000, the Company acquired Excess Bandwidth, which has office in Cupertino, California. Excess Bandwidth develops advanced algorithms for high-bandwidth communications applications and implements these algorithms as communications processors. Product plans include physical layer and mixed signal semiconductors to address each of the modern symmetric DSL technologies including SDSL, HDSL2 and G.shdsl.

   Under the terms of the agreement, 5,702,731 shares of the Company's common stock, with an aggregate value of approximately $285.0 million, based the fair market value of its common stock of $49.98 per share, including 1,462,298 shares of the Company's common stock subjected to certain repurchase rights by the Company, were exchanged for all of the issued and outstanding capital stock of Excess Bandwidth. In addition, all of the outstanding options and warrants to purchase shares of Excess Bandwidth's capital stock and other stock-based compensation awards were exchanged for options to purchase 599,553 shares of the Company's common stock with an aggregate fair value of approximately $24.9 million. The Company valued the options and warrants using the Black-Scholes option pricing model. Including direct acquisition costs of approximately $8.8 million, the aggregate purchase price of Excess Bandwidth was approximately $318.7 million. The acquisition has been accounted for as a purchase business combination.

   Based on a valuation by an independent appraiser, the purchase prices of the Inverness Systems, Agranat Systems and Excess Bandwidth were allocated as follows:

                                          Inverness Agranat   Excess
                                           Systems  Systems  Bandwidth  Total
                                          --------- -------  --------- --------
  Fair value of assets acquired and
   liabilities assumed...................  $ 1,417  $  (862) $  2,892  $  3,447
  Assembled workforce....................      580      730     1,504     2,814
  Contracts..............................       --      344     4,611     4,955
  Customer base..........................    1,140    3,455        --     4,595
  Technology.............................    9,510    8,826    68,426    86,762
  Tradename..............................       60       --        --        60
  In-process research and development....    1,170      564    79,328    81,062
  Deferred compensation resulting from
   unvested options assumed..............       --    1,346    17,304    18,650
  Goodwill...............................   84,473   12,807   144,654   241,934
                                           -------  -------  --------  --------
    Total................................  $98,350  $27,210  $318,719  $444,279
                                           =======  =======  ========  ========

                              VIRATA CORPORATION

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

   Agranat Systems completed products were classified into two product groups:
EmWeb products and EmStack products. The value of the completed technology is based on the net cash flow forecast, discounted at a cost of capital of 20%. The acquired in-process technology is related to Universal Plug and Play
(UPnP) product. The value of the in-process technologies is also based on the net cash flow forecast; however, discounted at a higher cost of capital of 25% to reflect the uncertainty of its future use. The Company does not consider it to have reached technological feasibility and, therefore, charged it to operations upon acquisition.

   Excess Bandwidth completed products were analog and digital chipsets designed for the HDSL2 and SHDSL markets. The value of the completed technology is based on the net cash flow forecast, discounted at a cost of capital of 22.5%. The acquired in-process technology was classified into two product groups: Chipsets for the CPE market, and Quadsets for the DSLAM market. The value of the in-process technologies is also based on the net cash flow forecast; however, discounted at a higher cost of capital of 25.0% for the chipset technology and 27.5% for the Quadset technology to reflect the uncertainty of its future use. The Company does not consider it to have reached technological feasibility and, therefore, charged it to operations upon acquisition.

   The financial information for the three and six months ended October 1, 2000 includes the results of operation for Inverness Systems from April 28, 2000, the results of operation for Agranat Systems from August 17, 2000, and the results of operation for Excess Bandwidth from August 23, 2000.

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

                                     Three Months Ended     Six Months Ended
                                    --------------------- ----------------------
                                     October
                                       1,      October 3, October 1,  October 3,
                                      2000        1999       2000        1999
                                    ---------  ---------- ----------  ----------
  Revenues......................... $  42,409   $  4,211  $  71,025    $  7,579
  Net loss.........................  (104,233)   (29,057)  (139,710)    (56,495)
  Basic and diluted net loss per
   share...........................     (1.73)     (2.70)     (2.45)      (5.26)

Note 7--National Insurance Contribution on Options

   The charge for National Insurance Contribution on options is based on a tax applied in the United Kingdom on the gain in our stock price for stock options granted to our United Kingdom employees, both vested and unvested. The charge is calculated on each option granted in the United Kingdom as the difference between the market value of our common stock at the close of the period and the exercise price of the option multiplied by a 12.2% tax rate. Due primarily to the significant movement in our stock price from each reporting date, the charges recorded during the three and six month periods ended October 1, 2000 were $1.7 million and $4.2 million, respectively. For the three months ended October 1, 2000, the allocation of the $1.7 million charge by department is approximately $400,000 to research and development, approximately $200,000 to sales and

                              VIRATA CORPORATION
marketing, and approximately $1.1 million to general and administrative. For the six months ended October 1, 2000, the allocation of the $4.2 million charge by department is approximately $1.0 million to research and development, approximately $700,000 to sales and marketing, and approximately $2.5 million to general and administrative.

   In October 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on Issue No. 00-16, "Recognition and Measurement of Employer Payroll Taxes on Employee Stock-Based Compensation", whereby employer payroll taxes should be recognized as a liability when the tax obligation is triggered, which is generally the date the stock option is exercised. To date, the Company has estimated and recorded its liability for the National Insurance Contribution based upon total outstanding stock options held by its employees in the United Kingdom. Beginning in the quarter ending December 31, 2000, the Company will record an additional liability only upon the exercise of options granted subsequent to October 1, 2000 to employees in the United Kingdom.

Note 8--Comprehensive Loss (in thousands)

   The components of comprehensive loss, net of tax, are as follows:

                                   Three Months Ended     Six Months Ended
                                  --------------------- ----------------------
                                  October 1, October 3, October 1,  October 3,
                                     2000       1999       2000        1999
                                  ---------- ---------- ----------  ----------
                                       (unaudited)           (unaudited)
   Net loss.....................   $(90,310)  $(4,557)  $(103,095)   $(7,572)
   Other comprehensive income:
    Change in accumulated
     currency translation
     adjustments................        128       548         456        193
                                   --------   -------   ---------    -------
   Comprehensive net loss.......   $(90,182)  $(4,009)  $(102,639)   $(7,379)
                                   ========   =======   =========    =======

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

Note 10--Recent Accounting Pronouncements

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. Virata will adopt SFAS No. 133 during its fiscal year ending March 31, 2002. To date, Virata has not engaged in derivative or hedging activities. The Company does not expect the adoption of SFAS No. 133 to have a material effect on its results of operations.

   In December 1999, the Securities and Exchange Commission issued SAB 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company does not expect the adoption of SAB 101 to have a material effect on its results of operations.

                              VIRATA CORPORATION

   In March 2000, the FASB issued Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of Opinion No. 25 for
(a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The new rules require the intrinsic value of the unvested awards be allocated to deferred compensation and recognized as non-cash compensation expense over the remaining future vesting period. The adoption of certain provisions of FIN 44 prior to March 31, 2000 did not have a material impact on the financial statements. The Company has adopted these new rules for acquisitions accounted for as purchase business combinations after July 1, 2000.

ITEM 2--Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

   Virata Corporation's ("Virata", "we" or the "Company") predecessor company, Virata Limited, was formed in 1993 as Advanced Telecommunications Modules Limited, a corporation organized in the United Kingdom, as a spin-out from the Olivetti Research Laboratories (now AT&T Laboratories). Until 1995, we were a development-stage company focused primarily on product development. From our first production revenue shipment in April 1995 through March 1996, we focused on developing and delivering ATM-based, board-level systems primarily for local area network applications. In mid-1996, we began licensing our software suite and selling our semiconductors to developers of broadband access products. In September 1997, we ceased development of our systems products and focused exclusively on expanding our software offering and developing additional semiconductors for the broadband marketplace with a focus on the digital subscriber line, or DSL, market. In February 1998, our predecessor company changed its name to Virata Limited. In July 1998, Virata Limited acquired RSA Communications, Inc., a corporation organized in North Carolina. RSA Communications was subsequently renamed Virata Raleigh Corporation. Effective October 3, 1999, Virata Limited changed its fiscal year such that each quarter ends on the Sunday closest to the calendar quarter end.

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

   On November 16, 1999, we completed our initial public offering of 11,500,000 shares of our common stock, including the exercise of the underwriters' overallotment option, at $7.00 per share. Net proceeds to us were $73.4 million.

   On February 10, 2000, we completed the acquisition of D2 Technologies, a provider of digital voice and telephony software solutions. On April 27, 2000, we completed the acquisition of Inverness Systems, a provider of networking software solutions. On August 16, 2000, we completed the acquisition of Agranat Systems, a supplier of web technologies and networking management software. On August 22, 2000, we completed the acquisition of Excess Bandwidth, a developer of advanced algorithms and mixed-signal semiconductors for high-bandwidth symmetric DSL applications.

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

   On July 13, 2000, we completed our follow-on offering of 6,855,000 shares of our common stock, including the exercise of the underwriters' overallotment option, at $71.00 per share. Total proceeds to us were approximately $461 million, net of commissions and offering costs. In addition, certain of our stockholders sold an aggregate of 620,000 shares of our common stock in the follow-on offering pursuant to the same terms on which the Company's shares were sold.

   Our revenues to date have been concentrated with a small number of customers. We expect this concentration to continue. For the three months ended October 1, 2000, Westell Technologies accounted for 33.5% of our total revenues. For the three months ended October 3, 1999, Orckit Communications for 61.4% of our total revenues. For the six months ended October 1, 2000, Westell Technologies accounted for 33.7% of our total revenues. For the six months ended October 3, 1999, Orckit Communications and Com21 accounted for 51.5% and 11.6%, respectively, of our total revenues.

   International revenues accounted for 41.1% of our total revenues for the three months ended October 1, 2000, and 67.1% of our total revenues for the three months ended October 3, 1999. For the six months ended October 1, 2000, and October 3, 1999, international revenues accounted for 35.7% and 57.2% respectively. Almost all of our international revenues are transacted in U.S. dollars, which reduces our exposure to fluctuations in revenues attributable to changes in foreign currency exchange rates. Our material costs are denominated in U.S. dollars, and our operating expenses are primarily in U.S. dollars, British pounds sterling, and Israeli shekel.

                                    Three Months Ended     Six Months Ended
                                   --------------------- ---------------------
                                   October 1, October 3, October 1, October 3,
                                      2000       1999       2000       1999
                                   ---------- ---------- ---------- ----------
   Revenues by Geographic Region
   North America..................    58.9%      32.9%      64.3%      42.8%
   Asia...........................    24.5%       4.1%      24.4%       3.3%
   Europe.........................    13.0%       1.7%       8.9%       2.4%
   Israel.........................     3.6%      61.3%       2.4%      51.5%

   We recorded a charge for National Insurance Contribution on options based on a tax applied in the United Kingdom on the gain in our stock price for stock options granted to our United Kingdom employees, both vested and unvested. The charge is calculated on each option granted in the United Kingdom as the difference between the market value of our common stock at the close of the period and the exercise price of the option multiplied by a 12.2% tax rate. Due primarily to the significant movement in our stock price from each reporting date, the charges recorded during the three and six month periods ended October 1, 2000 were $1.7 million and $4.2 million, respectively. For the three months ended October 1, 2000, the allocation of the $1.7 million charge by department is approximately $400,000 to research and development, approximately $200,000 to sales and marketing, and approximately $1.1 million to general and administrative. For the six months ended October 1, 2000, the allocation of the $4.2 million charge by department is approximately $1.0 million to research and development, approximately $700,000 to sales and marketing, and approximately $2.5 million to general and administrative.

   In October 2000, EITF of the FASB reached a consensus on Issue No. 00-16, "Recognition and Measurement of Employer Payroll Taxes on Employee Stock-Based Compensation", whereby employer payroll taxes should be recognized as a liability when the tax obligation is triggered, which is generally the date the stock option is exercised. To date, the Company has estimated and recorded its liability for the National Insurance Contribution based upon total outstanding stock options held by its employees in the United Kingdom. Beginning in the quarter ending December 31, 2000, the Company will record an additional liability only upon the exercise of options granted subsequent to October 1, 2000 to employees in the United Kingdom.

   Our limited operating history in the DSL market makes it difficult to forecast our future operating results accurately. To date, we have not achieved profitability in any quarterly or annual period, and as of October 1, 2000, we had an accumulated deficit of $179.8 million. Although our total revenues have grown in recent quarters, we cannot be certain that our total revenues will increase at a rate sufficient to achieve and maintain profitability.

Forward-looking Statements

   This Report contains a number forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as "anticipates," "believes," "expects," "future," and "intends," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. These risks are described in "Risk Factors" below and elsewhere in this Quarterly Report.

Results of Operations

 Total Revenues

   Total revenues increased to $42.2 million for the three months ended October 1, 2000, from $3.0 million for the three months ended October 3, 1999. Total revenues increased to $69.9 million for the six months ended October 1, 2000, from $5.7 million for the six months ended October 3, 1999.

   Semiconductor revenues increased to $36.2 million for the three months ended October 1, 2000, compared to $2.1 million for the three months ended October 3, 1999. For the six months ended October 1, 2000, semiconductor revenues increased to $57.6 million, from $3.5 million for the six months ended October 3, 1999. The increase is due to strong demand for DSL services, which are being deployed globally by telecom service providers. As a growing number of software licensees began initial trials and deployments of broadband access devices, semiconductor revenues increased to 85.7% of total revenues for the three months ended October 1, 2000, compared to 68.9% of total revenues for the three months ended October 3, 1999. For the six months ended October 1, 2000, semiconductor revenues increased to 82.4% of total revenues compared to 61.5% of total revenues for the six months ended October 3, 1999.

   License revenues increased to $4.0 million for the three months ended October 1, 2000, from $254,000 for the three months ended October 3, 1999. License revenues for the six months ended October 1, 2000 increased to $8.1 million, compared to $528,000 for the six months ended October 3, 1999. License revenues also increased to 9.4% of total revenues for the three months ended October 1, 2000, from 8.4% of total revenues for the three months ended October 3, 1999. License revenues also increased to 11.6% of total revenues for the six months ended October 1, 2000, compared to 9.3% of total revenues for the six months ended October 3, 1999. The increase in license revenues between the two three-month periods and the two six-month periods were primarily a result of expanding our software licensee customer base and additional license revenues earned by D2 Technologies, Inverness Systems and Agranat Systems.

   Services and royalty revenues increased to $1.2 million, or 2.8% of total revenues, for the three months ended October 1, 2000, compared to $435,000, or 14.4% of total revenues, for the three months ended October 3, 1999. For the six months ended October 1, 2000, services and royalty revenues increased to $2.2 million, or 3.1% of total revenues, compared to $808,000, or 14.2% of total revenues, for the six months ended October 3, 1999. The increase was due primarily as a result of expanding our licensee customer base, including additional licenses earned by D2 Technologies, Inverness Systems and Agranat Systems, thus increasing our service revenues; and additional royalty revenues generated by D2 Technologies, Inverness Systems and Agranat Systems.

   Systems revenues increased to $913,000 for the three months ended October 1, 2000, compared to $249,000 for the three months ended October 3, 1999. For the six months ended October 1, 2000, systems revenues increased to $2.0 million, compared to $848,000 for the six months ended October 3, 1999. Although the systems revenues increased, systems revenue as a percentage of total revenues decreased to 2.2% for the three months ended October 1, 2000 from 8.3% of total revenues for the three months ended October 3, 1999. For the six months ended October 1, 2000, systems revenue as a percentage of total revenues decreased to 2.9% from 14.9% of total revenues for the six months ended October 3, 1999. This decrease was primarily due to our decision in September 1997 to focus our sales and development efforts on semiconductor devices for the DSL market.

 Cost of Revenues and Gross Margin

   Total cost of revenues consists primarily of costs paid to foundry vendors to manufacture our semiconductors, costs attributable to design services, software maintenance and operations expense. Cost of revenues increased to $22.3 million, or 52.8% of total revenues, for the three months ended October 1, 2000, from $1.5 million, or 49.7% of total revenues, for the three months ended October 3, 1999. Cost of revenues increased to $37.2 million, or 53.2% of total revenues, for the six months ended October 1, 2000, from $2.8 million, or 48.8% of total revenues, for the six months ended October 3, 1999.

   Semiconductor gross margin decreased to 42.9% for the three months ended October 1, 2000, from 45.5% for the three months ended October 3, 1999. Semiconductor gross margin decreased to 39.7% for the six months ended October 1, 2000, from 44.4% for the six months ended October 3, 1999. The decrease in semiconductor gross margin between the two three-month periods was due principally to a continuing shift in product mix from our older Proton family and Hydrogen product to the newer Helium products. The Helium products also carried a lower average selling price than last year, resulting from increase in production volume. The decrease in semiconductor gross margin between the two six-month periods was primarily due to 1) a shift in product mix, 2) the lower average selling price of Helium products, and 3) the impact of an approximately $1.7 million inventory reserve for our older, lower margin Hydrogen product. This end-of-life transition was successfully completed two quarters earlier than we originally expected, allowing our customers to accelerate the introduction of the newer, next-generation technology. We believe our gross margin may continue to fluctuate, as semiconductors become a greater percentage of total revenues, and because increased competition and more consumer-oriented markets may put pressure on average selling price.

   License gross margin was 88.3% for the three months ended October 1, 2000 and 92.8% for the six months ended October 1, 2000. This decrease was primarily due to costs incurred with license contracts assumed following the D2 Technologies, Inverness Systems, and Agranat Systems acquisitions. There were no costs of revenues associated with our software license revenues for the three and six months ended October 3, 1999.

   Services and royalty gross margin was 37.4% for the three months ended October 1, 2000 from 54.0% for the three months ended October 3, 1999. Services and royalty gross margin was 56.9% for the six months ended October 1, 2000 from 58.2% for the six months ended October 3, 1999. The decrease in services and royalty gross margins between the two three-month periods and the two six-month periods were due to matching a portion of intangible amortization expense reported as cost of service revenue against acquired revenues from the D2 Technologies acquisition.

   Systems gross margin increased to 49.7% for the three months ended October 1, 2000 from 32.9% for the three months ended October 3, 1999. Systems gross margin increased to 54.6% for the six months ended October 1, 2000 from 42.1% for the six months ended October 3, 1999. The increase was primarily due to decreased operations support related to systems products and a narrower systems product range.

 Research and Development Expenses

   Research and development expenses consist primarily of engineering staffing costs and technology license fees. Research and development expenses increased 211.2% to $8.0 million for the three months ended October 1, 2000, from $2.6 million for the three months ended October 3, 1999. Research and development expenses increased 154.6% to $13.1 million for the six months ended October 1, 2000, from $5.1 million for the six months ended October 3, 1999. The increase was primarily due to the addition of research and development personnel as a result of accelerated new product development and the addition of personnel as a result of the acquisitions of D2 Technologies, Inverness Systems, Agranat Systems and Excess Bandwidth. For the three and six month periods ended October 1, 2000, charges of approximately $400,000 and $1.0 million respectively were recorded for National Insurance Contribution on options for the research and development group. This expense is listed separately in our financial results and is calculated for stock options granted to United Kingdom employees as the difference between the option exercise price and the fair value of the underlying common stock at the balance sheet date. See "National Insurance Contribution on Options" below.

 Sales and Marketing Expenses

   Sales and marketing expenses consist primarily of employee salaries, sales commissions, travel and related costs, promotional materials and trade show expenses. Sales and marketing expenses increased 514.3% to $6.0 million for the three months ended October 1, 2000, from $973,000 for the three months ended October 3, 1999. Sales and marketing expenses increased 445.5% to $10.3 million for the six months ended October 1, 2000, from $1.9 million for the six months ended October 3, 1999. The increase was primarily due to the addition of sales and marketing personnel and increased sales commissions associated with higher revenues. In the three and six month periods ended October 1, 2000, charges of approximately $200,000 and $700,000, respectively, were recorded for National Insurance Contribution on options for the sales and marketing group. See "National Insurance Contribution on Options" below.

 General and Administrative Expenses

   General and administrative expenses consist primarily of employee salaries and costs associated with legal, accounting and other professional service fees, bad debt expense as well as general corporate expenses. General and administrative expenses increased 230.2% to $4.6 million for the three months ended October 1, 2000, from $1.4 million for the three months ended October 3, 1999. General and administrative expenses increased 244.8% to $7.9 million for the six months ended October 1, 2000, from $2.3 million for the six months ended October 3, 1999. The increase was primarily due to increased staff and the addition of costs as a result of being a publicly traded company. In the three and six month periods ended October 1, 2000, charges of approximately $1.1 million and $2.5 million, respectively, were recorded for National Insurance Contribution on options for the general and administrative group. See "National Insurance Contribution on Options" below.

 National Insurance Contribution on Options

   The charge for National Insurance Contribution on options is based on a tax applied in the United Kingdom on the gain in our stock price for stock options granted to our United Kingdom employees, both vested and unvested. The charge is calculated on each option granted in the United Kingdom as the difference between the market value of our common stock at the close of the period and the exercise price of the option multiplied by a 12.2% tax rate. Due primarily to the significant movement in our stock price from each reporting date, the charges recorded during the three and six month periods ended October 1, 2000 were $1.7 million and $4.2 million, respectively. For the three months ended October 1, 2000, the allocation of the $1.7 million charge by department is approximately $400,000 to research and development, approximately $200,000 to sales and marketing, and approximately $1.1 million to general and administrative. For the six months ended October 1, 2000, the allocation of the $4.2 million charge by department is approximately $1.0 million to research and development, approximately $700,000 to sales and marketing, and approximately $2.5 million to general and administrative.

   In October 2000, EITF of the FASB reached a consensus on Issue No. 00-16, "Recognition and Measurement of Employer Payroll Taxes on Employee Stock-Based Compensation", whereby employer payroll taxes should be recognized as a liability when the tax obligation is triggered, which is generally the date the stock option is exercised. To date, the Company has estimated and recorded its liability for the National Insurance Contribution based upon total outstanding stock options held by its employees in the United Kingdom. Beginning in the quarter ending December 31, 2000, the Company will record an additional liability only upon the exercise of options granted subsequent to October 1, 2000 to employees in the United Kingdom.

 Amortization of Intangible Assets

   Amortization of intangible assets expense is related to the intangible assets acquired in the July 1998 acquisition of RSA Communications, the February 2000 acquisition of D2 Technologies, the April 2000 acquisition of Inverness Systems, the August 2000 acquisitions of Agranat Systems and Excess Bandwidth. Amortization of intangible assets for the three months ended October 1, 2000 were approximately $16.6 million compared to $176,000 for the three months ended October 3, 1999. Amortization of intangible assets for the six months ended October 1, 2000 were approximately $26.5 million compared to $370,000 for the six months ended October 3, 1999. The increase in both the two three-month periods and the two six-month periods were primarily a result of these recent acquisitions. We are amortizing the intangible assets over the expected lives of the assets of between 24 to 60 months.

 Amortization of Stock Compensation

   Through October 1, 2000, we recorded a total of $23.3 million of unearned stock compensation, of which approximately $18.6 million is related to the assumption of unvested stock options from recent acquisitions of Excess Bandwidth and Agranat Systems. We recognized amortization of stock compensation of approximately $623,000 for the three months ended October 1, 2000, and $239,000 for the three months ended October 3, 1999. We recognized amortization of stock compensation of approximately $773,000 for the six months ended October 1, 2000, and $505,000 for the six months ended October 3, 1999. We are amortizing the unearned stock compensation over the vesting period of the related options, generally 48 months.

 Acquired In-Process Research and Development Expense

   In connection with acquisitions completed during the six months ended October 1, 2000, we recorded charges of $79.9 million and $81.1 million associated with acquired in-process research and development for the three and six month periods ended October 1, 2000, respectively. The amount was determined by identifying research projects for which technological feasibility had not been established and no alternative future uses existed as of the respective acquisition dates. The values of these projects were charged to operations at the time of acquisition.

   The acquired in-process research and development for the three and six month periods were attributable to the acquisition of the following companies:
$1.2 million to Inverness Systems in April 2000, $564,000 to Agranat Systems in August 2000, and $79.3 million to Excess Bandwidth in August 2000. These acquisitions were accounted for as purchase business combinations.

 Interest Expense

   Interest expense increased to $148,000 for the three months ended October 1, 2000 from approximately $43,000 for the three months ended October 3, 1999. Interest expense also increased to $243,000 for the six months ended October 1, 2000 from $92,000 for the six months ended October 3, 1999. The increase in interest expense was primarily due to interest expense associated with capital equipment under our lease facility from acquisitions.

 Interest and Other Income, Net

   Interest and other income, net consists primarily of income earned on cash and cash equivalents and short-term investments, and foreign exchange gains and losses. Due to cash provided by our follow-on offering in July 2000, the interest income for the three months ended October 1, 2000 increased to $7.3 million, from $59,000 for the three months ended October 3, 1999. Interest income for the six months ended October 1, 2000 and

October 3, 1999 was $8.4 million and $150,000, respectively. For the three and six months ended October 1, 2000, foreign exchange gains were $82,000 and $84,000. For the three and six months ended October 3, 1999, foreign exchange losses were $719,000 and $333,000.

Liquidity and Capital Resources

   We have financed our operations primarily through venture capital and corporate investments in our convertible preferred stock and through our initial public offering of common stock in November 1999, which have resulted in approximately $142.0 million aggregate net proceeds to us. We completed a follow-on offering of 6,855,000 shares of common stock, including the exercise of the underwriters' overallotment option, at $71.00 per share on July 13, 2000. Total proceeds to us were approximately $461 million, net of commissions and offering costs.

   Our cash and cash equivalents together with our short-term investments increased $449.7 million to $527.9 million for the six months ended October 1, 2000. The increase in these accounts was primarily due to cash generated from public offerings. Our cash and cash equivalents increased $73.4 million to $133.6 million for the six months ended October 1, 2000.

   Net cash provided by operating activities for the six months ended October 1, 2000 of $883,000 was primarily due the provision for doubtful accounts and returns of $323,000, depreciation and amortization of $29.2 million, amortization of stock compensation of $773,000, acquired in-process research and development expenses in connection with the acquisitions of Inverness Systems, Agranat Systems and Excess Bandwidth of $81.1 million, a decrease in other current assets of $1.2 million, and increases in accounts payable, accrued liabilities, accrued employee benefits, accrued National Insurance Contribution on options, deferred revenue and other long-term liabilities of $12.3 million, $3.1 million, $101,000, $4.2 million, $591,000, and $101,000, respectively. Net cash provided by operating activities for the six months ended October 1, 2000 was partially offset by a net loss of $103.1 million, increases in accounts receivables, inventories, and other assets of $18.4 million, $10.2 million, and $401,000 respectively. Net cash used in operating activities for the six months ended October 3, 1999 of $5.1 million was primarily due to net operating losses of $7.6 million, increases in inventories and current assets of $430,000 and $174,000, and a decrease in deferred revenue of $22,000, partially offset by provision for doubtful accounts and returns of $157,000, depreciation and amortization of $1.2 million, amortization of stock compensation of $505,000, a decrease in accounts receivable of $914,000, and increases in accounts payable and accrued liabilities of $9,000 and $376,000.

   Net cash used in investing activities was $389.6 million for the six months ended October 1, 2000, which reflected $2.3 billion of purchase of short-term investments, $2.0 million of purchase of investments, net purchases of property and equipment of $4.8 million, and $6.5 million of cash used in connection with our acquisitions of Inverness Systems, Agranat Systems, and Excess Bandwidth, partially offset by sales of short-term investments of $1.9 billion. Net cash provided by investing activities was $702,000 for the six months ended October 3, 1999, primarily due to sales of short-term investments of $1.0 million, partially offset by net purchases of property and equipment of $299,000.

   Net cash provided by financing activities was $462.0 million for the six months ended October 1, 2000. Net cash provided by financing activities was attributable primarily to proceeds from the issuance of common stock through our follow-on offering, employee stock purchase plan and employee stock option plan of $462.5 million, partially offset by repayments on capital lease obligations of $476,000. Net cash used by financing activities was $377,000 for the six months ended October 3, 1999 due to proceeds from issuance of common stock of $37,000 less repayments on capital lease obligations of $414,000.

   Our working capital at October 1, 2000 was approximately $524.6 million as compared to $70.6 million at April 2, 2000. Our current ratio increased to
12.7 to 1.0, as of October 2, 2000, from 4.8 to 1.0, as of April 2, 2000.

   We plan to continue to invest in our infrastructure, including information systems, in order to gain efficiencies and meet the demands of our markets and customers. We believe our current cash, cash equivalents, and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy our long-term liquidity requirements, we may seek to sell additional equity or debt securities or to obtain an additional credit facility. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of any debt could impose restrictions on our operations. The sale of additional equity or debt securities could result in additional dilution to our stockholders, and additional financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results.

Recent Accounting Pronouncements

   In June 1998, the FASB issued SFAS No. 133. "Accounting for Derivatives and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. Virata will adopt SFAS No. 133 during its fiscal year ending March 31, 2002. To date, Virata has not engaged in derivative or hedging activities. The Company does not expect the adoption of SFAS No. 133 to have a material effect on its results of operations.

   In December 1999, the Securities and Exchange Commission issued SAB 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company does not expect the adoption of SAB 101 to have a material effect on its results of operations.

   In March 2000, the FASB issued Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of Opinion No. 25 for
(a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The new rules require the intrinsic value of the unvested awards be allocated to deferred compensation and recognized as non-cash compensation expense over the remaining future vesting period. The adoption of certain provisions of FIN 44 prior to March 31, 2000 did not have a material impact on the financial statements. The Company has adopted these new rules for acquisitions accounted for as purchase business combinations after July 1, 2000.

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

Because we expect to continue to incur net losses, the price of our stock may decline and we may not be able to implement our business strategy

   We have not reported net income for any fiscal year since our incorporation and have accumulated deficit of $179.8 million at October 1, 2000. We expect to continue to incur net losses, and these losses may be substantial. Further, we expect to incur substantial negative cash flow in the future. Accordingly, our ability to continue to operate our business and implement our business strategy may be hampered and the value of our stock may decline.

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

Because we rely on the technology of third parties, the loss of or inability to obtain the third party technology could result in increased costs or delays in the production or improvement of our products

   We currently license technology of third parties to develop and manufacture our products, including licenses from Advanced RISC Machines, Broadcom and WindRiver. If any of these third party providers were to change their product offerings or terminate our licenses, we would incur additional developmental costs and, perhaps, delays in production, or be forced to modify our existing or planned software product offerings, an expensive and time consuming process. In addition, if the cost of any of these third party licenses or products significantly increases, we could suffer a resulting increase in costs or delays in our ability to manufacture our products or provide complete customer solutions and this could harm our results of operations. We cannot be sure that such third party licenses or substitutes will be available on commercially favorable terms.

Because our customer base is concentrated, the loss of one or more of our customers may result in a loss of a significant amount of our revenues

   A relatively small number of customers account for a large percentage of our total revenues. We expect this trend to continue. Our business will be seriously harmed if we do not generate as much revenue as we expect from these customers, experience a loss of any of our significant customers or suffer a substantial reduction in orders from these customers. For the six months ended October 1, 2000, Westell Technologies accounted for 33.7% of our total revenues. For the six months ended October 3, 1999, Orckit Communications and Com21 accounted for 51.5% and 11.6% of our total revenues, respectively. Our future success depends in significant part upon the decision of our customers to continue to purchase products from us. Furthermore, it is possible that equipment manufacturers may design and develop internally, or acquire, their own semiconductor and software technology, rather than continue to purchase semiconductors and software from third parties like us. If we are not successful in maintaining relationships with key customers and winning new customers, sales of our products may decline. In addition, because a significant portion of our business has been and is expected to continue to be derived from orders placed by a limited number of large customers, variations in the timing of these orders can cause significant fluctuations in our operating results.

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

Because most of our revenues have been and will be derived from a limited number of products, we may not be able to generate sufficient revenues to sustain our business if any of these products fail to gain market acceptance

   For the six months ended October 1, 2000, approximately 87.5%, 9.1% and 2.6%, respectively, of our semiconductor revenues were generated from sales of our Helium, Hydrogen, and our Proton family products. We expect that our Proton family and Hydrogen products will represent a diminishing proportion of our total revenues while a substantial portion of our total revenues will be derived from our Helium and Beryllium products in the foreseeable future. Therefore, broad market acceptance of the Helium and Beryllium products is critical to our success. We cannot be sure that our products will attain broad market acceptance. The failure of our products to achieve broad market acceptance could result in a decrease in our revenues, which would have a negative impact on our results of operations and financial condition.

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

Because we are introducing industry standard compliant chip sets, we may be required to obtain licenses on adverse terms to sell industry standard compliant chip sets

   We have received correspondence, including a proposed licensing agreement, from Amati Corporation (which was acquired by Texas Instruments) stating that they believe that they own a number of patents that are required to be compliant with the American National Standards Institute, or ANSI, standard specification T1.413. This industry standard is based on the DMT line code. We have introduced products that we believe are compliant with this industry standard, and we may be required to obtain a license to these Amati patents. We are currently evaluating Amati's patents and proposed licensing terms. If these patents are valid and essential to the implementation of products that are compliant with this industry standard, then Amati may be required to offer us a license to use these patents on commercially reasonable, non-discriminatory terms. If these patents are valid, but not essential to the implementation of products that are compliant with this industry standard, and they apply to our products and we do not modify our products so they become non-infringing, then Amati would not be obligated to offer us a license on reasonable terms or at all. If we are not able to agree on license terms and as a result fail to obtain a required license, then we could be sued and potentially be liable for substantial monetary damages or have the sale of our products stopped by an injunction. We could also be subject to similar claims like the Amati claim by third parties in the future.

Because we have significant operations in countries outside of the United States, we may be subject to political, economic and other conditions affecting such countries that could result in increased operating expenses and regulation of our products

   Significant portions of our operations occur outside the United States. One of our principal subsidiaries is incorporated under the laws of, and its principal offices are located in, the United Kingdom. We also have a subsidiary and sales office in Taipei, Taiwan and sales offices in several other countries. In addition, on April 27, 2000, we completed the acquisition of Inverness Systems, Ltd, a privately-held corporation based in Israel. Our international operations are subject to a number of risks, including foreign currency exchange rate fluctuations; longer sales cycles; multiple, conflicting and changing governmental laws and regulations; protectionist laws and business practices that favor local competition; difficulties in collecting accounts receivable; and political and economic instability. In addition, in September 1999, Taiwan was affected by a significant earthquake. Recently there have been additional earthquakes and the risk of future earthquakes is significant due to the proximity of major earthquake fault lines in the area. Taiwan has also suffered from political unrest. Any future earthquakes, fire, flooding or other natural disasters, political unrest, labor strikes or work stoppages in Taiwan likely would result in the disruption of our operations at that facility. Finally, as a result of our acquisition of Inverness Systems, we are directly affected by the political, economic and military conditions affecting Israel. Major hostilities involving Israel, including current events, could significantly harm our business. Israel's economy has been subject to numerous destabilizing factors, including low foreign exchange reserves, fluctuations in world commodity prices, military conflicts and civil unrest. Although Israel has entered into various agreements with certain Arab countries and the Palestinian Authority, and various declarations have been signed in connection with efforts to resolve some of the economic and political problems in the Middle East, we cannot predict whether or in what manner these problems will be resolved. In addition, some of the officers and employees of Inverness are currently obligated to perform annual reserve duty and are subject to being called to active duty at any time under emergency circumstances. We cannot assess the full impact of these requirements on our workforce or business should this occur and we cannot predict the effect on us of any expansion or reduction of their obligations.

Because we incur a charge for National Insurance Contribution on any gain in the per share price of our stock for stock options granted to our United Kingdom employees, a significant rise in our stock price may harm our results of operations and cash flows

   Under the laws of the United Kingdom, we must record a charge for National Insurance Contribution on options incurred on any gain in our per share price for stock options granted to our United Kingdom employees. The charge is calculated in the United Kingdom as the difference between the market value of our common stock at the close of the period and the exercise price of the option multiplied by a 12.2% tax rate. The calculation is applied to all options issued to our UK employees, vested and unvested. Due to the significant movement in our per share price in the six months ended October 1, 2000, the charge recorded was $4.2 million, creating a cash payment obligation payable upon exercise of vested options by a UK employee.

   In October 2000, EITF of the FASB reached a consensus on Issue No. 00-16, "Recognition and Measurement of Employer Payroll Taxes on Employee Stock-Based Compensation", whereby employer payroll taxes should be recognized as a liability when the tax obligation is triggered, which is generally the date the stock option is exercised. To date, the Company has estimated and recorded its liability for the National Insurance Contribution based upon total outstanding stock options held by its employees in the United Kingdom. Beginning in the quarter ending December 31, 2000, the Company will record an additional liability only upon the exercise of options granted subsequent to October 1, 2000 to employees in the United Kingdom. Accordingly, a significant rise in our stock price may result in recorded charges that may harm our results of operations and cash payment obligations.

Because we sell a significant portion of our products in countries other than the United States, we may be subject to political, economic and other conditions affecting such countries that could result in increased reduced revenue for our products

   International revenues accounted for 35.7% of our total revenues for the six months ended October 1, 2000. We expect that sales to our international customers will continue to account for a significant portion of our total revenues for at least the next 12 months. Accordingly, we are subject to the political, economic and other conditions affecting countries or jurisdictions other than the United States, including Israel, Europe and Asia. Any interruption or curtailment of trade between the countries in which we operate and their present trading partners, change in exchange rates or a significant downturn in the political, economic or financial condition of these countries could cause demand for and revenue from our products to decrease, cause our costs of doing business to increase or subject us to increased regulation including future import and export restrictions.

Because we have expanded rapidly and future expansion may be required, we may lack the ability to manage this growth in our operations

   We have rapidly and significantly expanded our operations, including the number of our employees, the geographic scope of our activities and our product offerings. Recently, we completed the acquisitions of D2 Technologies, Inverness Systems, Excess Bandwidth, and Agranat Systems. Our continued success will depend significantly on our ability to integrate these new operations and new personnel. We expect that further significant expansion will be required to address potential growth in our customer base and market opportunities. If we are unable to manage growth effectively, we may not be able to take advantage of market opportunities, develop or enhance our products or our technical capabilities, execute our business plan or otherwise respond to competitive pressures or unanticipated requirements. To successfully manage the anticipated growth of our operations, we believe we must effectively be able to:

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

We may engage in future acquisitions that could dilute our stockholders' equity and harm our business, results of operations and financial condition

   Recently, we completed the acquisitions of D2 Technologies, Inverness Systems, Excess Bandwidth, and Agranat Systems.

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

ITEM 3--Quantitative And Qualitative Disclosure About Market Risk.

   The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of October 1, 2000, all of our investments were in money market funds, certificates of deposits, corporate debt securities or commercial paper.

   We develop products in the United Kingdom, the United States and Israel and sell products in North America, Asia, Israel and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions. A strengthening of the dollar could make our products less competitive in foreign markets, since all of our sales are currently made in U.S. dollars. Management believes that the market risk associated with the Company's market risk sensitive instruments as of October 1, 2000 is not material.

                          PART II--OTHER INFORMATION

ITEM 1--Legal Proceedings.

   None.

ITEM 2--Changes In Securities and Use of Proceeds.

   Virata acquired Agranat Systems, Inc. on August 16, 2000. In connection with the acquisition, the Company issued 430,188 shares of its common stock to the shareholders of Agranat Systems in exchange for all of the issued and outstanding capital stock of Agranat Systems. The shares were issued pursuant to exemptions under Section 4 (2) of the Securities Act of 1933, as amended. These sales were made in private transactions without general solicitation or advertising. Also in connection with the acquisition, the Company assumed options to purchase 61,064 shares of its common stock. Virata filed a Registration Statement on Form S-8 with respect to the shares of its common stock issuable upon exercise of such options on October 2, 2000.

   Virata acquired Excess Bandwidth Corporation on August 22, 2000. In connection with the acquisition, the Company issued 5,702,731 shares of its common stock to the shareholders of Excess Bandwidth in exchange for all of the issued and outstanding capital stock of Excess Bandwidth. The shares were issued pursuant to exemptions under Section 3(a)(10) of the Securities Act of 1933, as amended. Also in connection with the acquisition, the Company assumed options and warrants to purchase 599,553 shares of its common stock. The Company filed a Registration Statement on Form S-8 with respect to the shares of its common stock issuable upon exercise of such options on October 2, 2000.

ITEM 3--Defaults Upon Senior Securities.

   None.

ITEM 4--Submission Of Matters To A Vote Of Security Holders.

   The Company held its Annual Meeting of Shareholders on September 21, 2000. At the meeting, the Company's stockholders approved the following matters:

1. The election of ten directors of the Company for the terms set forth for each director's respective class or until his successor is duly elected and qualified.

    Class    Expiration of Term
    -----    ------------------
    Class 1  Date of the Annual Meeting of Stockholders in 2003
    Class 2  Date of the Annual Meeting of Stockholders in 2002
    Class 3  Date of the Annual Meeting of Stockholders in 2001

                             Class Votes For  Withheld
                             ----- ---------- ---------
    Charles Cotton              1  43,493,436   392,040
    Peter Morris                1  43,532,570   352,906
    Bandel Carano               1  43,546,919   338,557
    Hermann Hauser              1  42,845,521 1,039,955
    Marco De Benedetti          2  43,482,916   402,560
    Gary Bloom                  2  40,507,058 3,378,418
    Professor Andrew Hopper     2  43,497,265   388,211
    Martin Jackson              3  43,497,113   388,363
    Patrick Sayer               3  43,546,767   338,709
    Giuseppe Zocco              3  43,546,919   338,557

2. The Proposal to approve an amendment to the Company's Amended and Restated 1999 Stock Incentive Plan to increase the aggregate number of shares of the common stock of the Company currently issuable thereunder from 9.6 million to 13.6 million shares.

                      Votes
   Votes For         Against             Withheld           Abstentions           Non-Votes
   ---------        ----------           --------           -----------           ---------
   31,213,217        2,481,233               0                486,772             9,704,254

3.  The ratification of the selection of the firm of PricewaterhouseCoopers
    LLP to serve as independent auditors of the Company for the fiscal year ending April 1, 2001.

                      Votes
   Votes For         Against             Withheld           Abstentions           Non-Votes
   ---------        ----------           --------           -----------           ---------
   31,741,271       12,138,899               0                  5,306                 0

ITEM 5--Other Information.

   None.

ITEM 6--Exhibits And Reports On Form 8-K.

 Exhibits
 --------

    2.1   Agreement and Plan of Merger among Virata Corporation, Excess
           Bandwidth Corporation, VC Acquisition, Inc., and Steve Dines, as
           Securityholder Agent, dated as of June 20, 2000+*

    2.2   Agreement and Plan of Merger dated as of July 24, 2000 among Virata
           Corporation, Agranat Systems, Inc., Agranat Acquisition, Inc. and
           Owen Robbins, as Securityholder Agent. +**

    3.1   Amended and Restated Certificate of Incorporation of Virata
           Corporation, as filed with the Secretary of State of State of Delaware on November 17, 1999***

    3.2   Certificate of Amendment of Amended and Restated Certificate of
           Incorporation of Virata Corporation, as filed with the Secretary of State of State of Delaware on May 2, 2000***

    3.3 Amended and Restated Bylaws of Virata Corporation, as currently in effect***

   27.1   Financial Data Schedule

--------
   +  Filed without schedules

  * Incorporated by reference to the Company's Current Report on Form 8-K filed on June 22, 2000

 ** Incorporated by reference to the Company's Current Report on Form 8-K filed on August 4, 2000

*** Incorporated by reference to the Company's Form 10-K for the fiscal year ended April 2, 2000 filed on June 6, 2000

Reports on Form 8-K

   The Company filed four reports on Form 8-K during the three months ended October 1, 2000. Information regarding the items reported on is as follows:

         Date                             Item Reported On
         ----                             ----------------
   August 4, 2000    The Company announced its agreement to acquire Agranat
                      Systems, Inc.

   August 7, 2000    The Company announced its financial results for the first
                      quarter of fiscal 2001 ended July 2, 2000.

   August 30, 2000   The Company announced the completion of its acquisition of
                      Agranat Systems, Inc.

   September 6, 2000 The Company announced the completion of its acquisition of
                      Excess Bandwidth Corporation.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          VIRATA CORPORATION

                                                    /s/ Charles Cotton
Date: November 14, 2000                   By __________________________________
                                                      Charles Cotton
                                                  Chief Executive Officer
                                               (Principal Executive Officer)

                                                     /s/ Andrew Vought
Date: November 14, 2000                   By __________________________________
                                                     Andrew M. Vought
                                                 Chief Financial Officer,
                                             Senior Vice President Finance and
                                               Administration and Secretary
                                              (Principal Accounting Officer)

                                 EXHIBIT INDEX

 Exhibit
   No.                                Description
 -------                              -----------
   2.1   Agreement and Plan of Merger among Virata Corporation, Excess
          Bandwidth Corporation, VC Acquisition, Inc. and Steve Dines, as
          Securityholder Agent, dated as of June 20, 2000+*

   2.2   Agreement and Plan of Merger dated as of July 24, 2000 among Virata
          Corporation, Agranat Systems, Inc., Agranat Acquisition, Inc. and
          Owen Robbins, as Securityholder Agent.+**

   3.1   Amended and Restated Certificate of Incorporation of Virata
          Corporation as filed with the Secretary of State of the State of Delaware on May 2, 2000***

   3.2   Certificate of Amendment of Amended and Restated Certificate of
          Incorporation of Virata Corporation, as filed with the Secretary of State of State of Delaware on May 2, 2000***

   3.3 Amended and Restated Bylaws of Virata Corporation, as currently in effect***

  27.1   Financial Data Schedule

--------
  +  Filed without schedules

  * Incorporated by reference to the Company's Current Report on Form 8-K filed on June 22, 2000

 ** Incorporated by reference to the Company's Current Report on Form 8-K filed on August 4, 2000

*** Incorporated by reference to the Company's Form 10-K for the fiscal year ended April 2, 2000 filed on June 6, 2000