Form 10-Q
period 2000-12-31
VIRATA CORP
filed 2001-02-13
CIK 1094371

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              ___________________
                                   FORM 10-Q


(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
---
       EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 2000.

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

              Yes [X]   No [_]

As of February 6, 2001, there were outstanding 63,129,170 shares of the Registrant's Common Stock, par value $0.001.

                               VIRATA CORPORATION
                               TABLE OF CONTENTS


                                                                                                                        Page
                                                                                                                       Number
                                                                                                                       ------
PART I.       Financial Information
              ---------------------

 Item 1       Condensed Consolidated Financial Statements (unaudited)                                                     3

              Condensed Consolidated Balance Sheet as of December 31, 2000 and April 2, 2000                              3

              Condensed Consolidated Statement of Operations for the three and nine months                                4
              ended December 31, 2000 and January 2, 2000

              Condensed Consolidated Statement of Cash Flows for the nine months                                          5
              ended December 31, 2000 and January 2, 2000

              Notes to Condensed Consolidated Financial Statements                                                        6

 Item 2       Management's Discussion and Analysis of Financial Condition and Results of Operations                      13

 Item 3       Quantitative and Qualitative Disclosure about Market Risk                                                  32

PART II.      Other Information
              -----------------

 Item 1       Legal Proceedings                                                                                          33

 Item 2       Changes in Securities and Use of Proceeds                                                                  33

 Item 3       Defaults Upon Senior Securities                                                                            33

 Item 4       Submission of Matters to a Vote of Security Holders                                                        33

 Item 5       Other Information                                                                                          33

 Item 6       Exhibits and Reports on Form 8-K                                                                           33

Signatures                                                                                                               35

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1 - Condensed Consolidated Financial Statements.


                              VIRATA CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                           (in thousands, unaudited)


                                                                        December 31,         April 2,
                                                                           2000              2000/(A)/
                                                                        -----------       ------------
ASSETS
Current assets:
     Cash and cash equivalents                                           $   78,269         $  60,193
     Short-term investments                                                 429,212            18,006
     Accounts receivable, net                                                23,383             7,524
     Inventories                                                             15,312               409
     Other current assets                                                     4,191             2,895
                                                                    ---------------   ---------------
          Total current assets                                              550,367            89,027

Property and equipment, net                                                  14,618             3,222
Intangible assets                                                           374,883            89,113
Investments                                                                   9,640                --
Other assets                                                                    952                --
                                                                    ---------------   ---------------
          Total assets                                                   $  950,460         $ 181,362
                                                                    ===============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                    $    8,645         $   4,887
     Accrued liabilities                                                      7,018             3,484
     Accrued employee benefits                                                4,624             2,555
     Accrued National Insurance Contribution on options                       8,248             4,471
     Deferred revenue                                                         4,492             2,215
     Capital lease obligation, current                                        1,352               784
                                                                    ---------------   ---------------
          Total current liabilities                                          34,379            18,396

Capital lease obligation, long-term                                           1,743             1,178
Other long-term liabilities                                                     200                --
                                                                    ---------------   ---------------
          Total liabilities                                                  36,322            19,574

Stockholders' equity:
     Common stock                                                                63                23
     Additional paid-in capital                                           1,138,729           238,857
     Accumulated other comprehensive income                                     751               335
     Unearned stock compensation                                            (18,860)             (691)
     Accumulated deficit                                                   (206,545)          (76,736)
                                                                    ---------------    --------------
          Total stockholders' equity                                        914,138           161,788
                                                                    ---------------    --------------
          Total liabilities and stockholders' equity                     $  950,460         $ 181,362
                                                                    ===============    ==============



  The accompanying notes are an integral part of these condensed consolidated financial statements.



_______________________________

/(A)/ The information in this column is derived from the Company's audited financial statements for the fiscal year ended April 2, 2000.

                              VIRATA CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                                 Three Months Ended                        Nine  Months Ended
                                                              December 31,   January 2,                December 31,     January 2,
                                                                 2000           2000                      2000             2000
                                                             -------------  -----------               --------------   ------------
Revenues:
 Semiconductor                                               $  30,010           $  2,430             $   87,633          $   5,923
 License                                                         4,793                994                 12,902              1,522
 Services and royalty                                            1,852                307                  4,003              1,115
 Systems                                                           359                338                  2,379              1,186
                                                            ----------          ---------            -----------         ----------
       Total revenues                                           37,014              4,069                106,917              9,746
                                                            ----------          ---------            -----------         ----------
Cost of revenues:
 Semiconductor                                                  21,337              1,659                 56,074              3,600
 License                                                            89                 --                    675                 --
 Services and royalty                                              133                146                  1,059                484
 Systems                                                           295                115                  1,212                606
                                                            ----------          ---------            -----------         ----------
       Total cost of revenues                                   21,854              1,920                 59,020              4,690
                                                            ----------          ---------            -----------         ----------
 Gross profit                                                   15,160              2,149                 47,897              5,056
                                                            ----------          ---------            -----------         ----------
Operating expenses:
 Research and development:
   National Insurance Contribution on options                       --                 --                    952                 --
   Amortization of stock compensation                            1,227                148                  1,704                510
   Other research and development                                9,493              3,045                 22,556              8,175
                                                            ----------          ---------            -----------         ----------
       Total research and development                           10,720              3,193                 25,212              8,685
                                                            ----------          ---------            -----------         ----------
 Sales and marketing:
   National Insurance Contribution on options                       --                 --                    781                 --
   Amortization of stock compensation                              275                 22                    439                 76
   Other sales and marketing                                     5,619              1,192                 15,962              3,088
                                                            ----------          ---------            -----------         ----------
       Total sales and marketing                                 5,894              1,214                 17,182              3,164
                                                            ----------          ---------            -----------         ----------
 General and administrative:
   National Insurance Contribution on options                       --                 --                  2,471                 --
   Amortization of stock compensation                              154                 36                    286                125
   Other general and administrative                              5,616              1,477                 13,557              3,780
                                                            ----------          ---------            -----------         ----------
       Total general and administrative                          5,770              1,513                 16,314              3,905
                                                            ----------          ---------            -----------         ----------
 Amortization of intangible assets                              27,869                183                 54,389                553
                                                            ----------          ---------            -----------         ----------
 Acquired in-process research and development                       --                 --                 81,062                 --
                                                            ----------          ---------            -----------         ----------
  Total operating expenses                                      50,253              6,103                194,159             16,307
                                                            ----------          ---------            -----------         ----------
Loss from operations                                           (35,093)            (3,954)              (146,262)           (11,251)
Interest and other income, net                                   8,379                619                 16,453                344
                                                            ----------          ---------            -----------         ----------
Net loss                                                     $  26,714)          $  3,335)            $  129,809)         $  10,907)
                                                            ==========          =========            ===========         ==========

Basic and diluted net loss per share                         $   (0.43)          $  (0.15)            $    (2.32)         $   (1.06)
                                                            ==========          =========            ===========         ==========
Weighted average common shares - basic and diluted              61,678             22,858                 55,976             10,278
                                                            ==========          =========            ===========         ==========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              VIRATA CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (in thousands, unaudited)

                                                                                        Nine Months Ended
                                                                                    December 31,     January 2,
                                                                                        2000              2000
                                                                                    -------------    -------------
Cash flows from operating activities:
Net loss                                                                            $   (129,809)      $  (10,907)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
 Provision for doubtful accounts and returns                                                 803              157
 Acquired in-process research and development                                             81,062               --
 Depreciation and amortization                                                            58,559            1,709
 Amortization of stock compensation                                                        2,429              711
 Change in assets and liabilities (net of acquisition balances):
  Accounts receivable                                                                    (14,191)            (147)
  Inventories                                                                            (14,929)          (1,118)
  Other current assets                                                                      (126)            (809)
  Other assets                                                                              (293)              --
  Accounts payable                                                                         2,429              844
  Accrued liabilities                                                                      2,190              608
  Accrued employee benefits                                                                  820               --
  Accrued National Insurance Contribution on options                                       4,127               --
  Deferred revenue                                                                           196              106
  Other long-term liabilities                                                                 92               --
                                                                                   -------------     ------------
     Net cash used in operating activities                                                (6,641)          (8,846)
                                                                                   -------------     ------------

Cash flows from investing activities:
 Sale of short-term investments                                                        2,826,655            1,001
 Purchase of short-term investments                                                   (3,237,753)              --
 Purchase of investments                                                                  (9,640)              --
 Purchase of property and equipment, net                                                 (10,809)            (602)
 Cash used in acquisitions, net of cash acquired                                          (6,486)              --
                                                                                   -------------     ------------
     Net cash provided by (used in) investing activities                                (438,033)             399
                                                                                   -------------     ------------

Cash flows from financing activities:
 Proceeds from issuance of convertible preferred stock                                        --            7,954
 Proceeds from issuance of common stock                                                  463,436           73,432
 Repayment of capital lease obligations                                                     (810)            (652)
                                                                                   -------------     ------------
     Net cash provided by financing activities                                           462,626           80,734
                                                                                   -------------     ------------
Effect of exchange rate changes on cash                                                      124              152
                                                                                   -------------     ------------

Net increase in cash and cash equivalents                                                 18,076           72,439

Cash and cash equivalents at the beginning of the period                                  60,193            8,616
                                                                                   -------------     ------------
Cash and cash equivalents at the end of the period                                  $     78,269       $   81,055
                                                                                   =============     ============


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

In July 1998, the Company completed the acquisition of RSA Communications, Inc. ("RSA Communications"), a corporation organized in North Carolina. RSA Communications was subsequently renamed Virata Raleigh Corporation. In February 2000, the Company completed its acquisition of D2 Technologies, Inc. ("D2 Technologies"), a corporation organized in California. On April 27, 2000, the Company completed the acquisition of Inverness Systems Ltd. ("Inverness Systems"), a corporation organized in Israel and a provider of networking software solutions (see Note 6). On August 16, 2000, the Company completed the acquisition of Agranat Systems, Inc. ("Agranat Systems"), a corporation organized in Massachusetts and a supplier of web technologies and networking management software (see Note 6). On August 22, 2000, the Company completed the acquisition of Excess Bandwidth Corporation ("Excess Bandwidth"), a corporation organized in California and a developer of advanced algorithms and mixed-signal semiconductors for high-bandwidth symmetric DSL applications (see Note 6).

Virata Corporation was created in August 1999. Immediately prior to its initial public offering ("IPO"), Virata Corporation became the holding company of Virata Limited. The reorganization was accounted for on a historical basis.

On November 16, 1999, the Company completed its IPO of 11,500,000 shares of common stock, including the exercise of the underwriters' overallotment option, at $7.00 per share. Total proceeds to the Company were $73.4 million, net of commissions and offering costs.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation of the Company's financial condition as of December 31, 2000, the results of its operations for the three and nine months ended December 31, 2000 and January 2, 2000, and its cash flows for the nine months ended December 31, 2000 and January 2, 2000. These financial statements should be read in conjunction with the Company's audited financial statements, including the notes thereto, and the other information set forth therein included in the Company's Annual Report on Form 10-K for the fiscal year ended April 2, 2000. Operating results for the three and nine months ended December 31, 2000 are not necessarily indicative of the operating results that may be expected for the fiscal year ending April 1, 2001.


Note 2--Revenue Recognition

Revenues from the sale of both semiconductors and systems are recognized upon shipment to customers. Allowances are provided for estimated returns at the time of shipment. The Company recognizes software license revenue under Statement of Position ("SOP") 97-2, Software Revenue Recognition, and SOP 98-9, Modification of

                              VIRATA CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. When contracts contain multiple elements and vendor-specific objective evidence exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the "Residual Method" prescribed by SOP 98-9. Software licenses are generally recognized as revenue upon shipment of the software product. In the event the Company grants customers the right to specified upgrades, license revenue is deferred until delivery of the specific upgrade. If vendor-specific objective evidence of fair value exists for the specified upgrade, then the amount equals to the fair value is deferred. If vendor-specific objective evidence of fair value for the specified upgrade does not exist, the entire license fee is deferred until the delivery of the specified upgrade. The Company recognizes revenues from maintenance and support services provided to licensees ratably over the term of the agreement, generally over one year, and recognizes revenues from design services provided to customers as the services are performed.


Note 3--Earnings Per Share

Net loss per share

The Company computes net loss per share in accordance with Statement of Financial Accounting Standards, ("SFAS") No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin ("SAB") No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic and diluted net loss per share is computed by dividing the net loss available to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential shares of common stock if their effect is anti-dilutive. Potential common stock consists of shares of common stock issuable upon the exercise of stock options and warrants and shares issuable upon conversion of the Series A, B, C, D and E convertible preferred stock.

Note 4 - Investments

Short-term investments consist of debt securities with original maturity dates greater than ninety days. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company's investments are classified as available-for-sale, and are reported at fair value at the balance sheet date. The unrealized gains and losses, net of related taxes, are reported as a component of accumulated other comprehensive income. Management determines the appropriate classification of debt securities at the time of purchase and reassesses the classification at each reporting date. Gains and losses on the sale of available-for-sale investments are determined using the specific-identification method. The Company also holds investments in restricted shares of technology companies. These non-marketable shares are recorded at cost, and are classified on the balance sheet as non-current assets.

As of December 31, 2000 and April 2, 2000, the Company held $429.2 million and $18.0 million of debt securities that were classified as short-term investments on the Company's consolidated balance sheet. The debt securities held by the Company consisted primarily of commercial paper, and U.S. and foreign corporate debt securities. Unrealized holding gains and losses of available-for-sale debt securities were not significant and accordingly the amortized cost of these securities approximated fair market value at December 31, 2000 and April 2, 2000. Contract maturities of these securities were within one year as of December 31, 2000. Realized gains and losses on available-for-sale debt securities were not significant for the three and nine months ended December 31, 2000 and January 2, 2000.


Note 5--Balance Sheet Components (in thousands)

[CAPTION]

                                                                            December 31,               April 2,
                                                                               2000                     2000
                                                                        -------------------      -------------------
                                                                            (unaudited)
Accounts Receivable:
 Gross..................................................................           $ 24,489                   $7,819
 Allowance for doubtful accounts........................................             (1,106)                    (295)
                                                                        -------------------      -------------------
                                                                                   $ 23,383                   $7,524
                                                                        ===================      ===================

                              VIRATA CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                                                            December 31,               April 2,
                                                                               2000                     2000
                                                                        -------------------      -------------------
                                                                            (unaudited)
Property and equipment, net:
 Office equipment.......................................................           $ 13,856                 $  4,727
 Furniture and fixtures.................................................              1,188                      254
 Automobiles............................................................                 32                       --
 Leasehold improvements.................................................              1,002                      440
 Research and development equipment.....................................              7,239                    3,426
                                                                        -------------------      -------------------
                                                                                     23,317                    8,847
 Less: Accumulated depreciation and amortization........................             (8,699)                  (5,625)
                                                                        -------------------      -------------------
                                                                                   $ 14,618                 $  3,222
                                                                        ===================      ===================



                                                                            December 31,               April 2,
                                                                               2000                      2000
                                                                        -------------------      -------------------
                                                                             (unaudited)
Intangible assets:
 Goodwill...............................................................          $ 317,506                 $ 75,572
 Assembled workforce....................................................              3,574                      760
 Contracts..............................................................              5,961                    1,006
 Customer base..........................................................              5,596                    1,001
 Technology.............................................................            102,634                   15,872
 Tradename..............................................................                 60                       --
                                                                          -----------------      -------------------
                                                                                    435,331                   94,211
 Less: Accumulated amortization.........................................            (60,448)                  (5,098)
                                                                          -----------------      -------------------
                                                                                  $ 374,883                 $ 89,113
                                                                          =================      ===================


Note 6--Acquisitions


The Company acquired Inverness Systems on April 27, 2000. Inverness Systems had offices in Kfar Saba, Israel, and in Marlborough, Massachusetts. Inverness Systems is a software company with expertise spanning many technologies, including ATM, voice over ATM, xDSL, IP Routing, Multi-Protocol Label Switching or MPLS, Frame Relay and Network Simulation. Inverness Systems' source code solutions and network simulation products are designed to facilitate fast-to-market product development programs for advanced communications products.

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

On August 16, 2000, the Company acquired Agranat Systems, which has an office in Maynard, Massachusetts. Agranat Systems is a leading provider of embedded Web management solutions. Through the EmWeb family, Agranat Systems delivers the software technology, development tools, and design support enabling developers to create web-managed products. End users of these products can remotely access, configure, and manage devices or applications via the Internet using a standard web browser interface.

                              VIRATA CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Under the terms of the purchase agreement, 430,188 shares of the Company's common stock, with an aggregate value of approximately $23.7 million, based on the fair market value of its common stock of $55.08 per share, were exchanged for all of the issued and outstanding capital stock of Agranat Systems. In addition, all of the outstanding options and warrants to purchase shares of Agranat Systems' capital stock were exchanged for options to purchase 61,064 shares of the Company's common stock with an aggregate fair value of approximately $3.3 million. The Company valued the options using the Black-Scholes option pricing model. Including direct acquisition costs of approximately $200,000, the aggregate purchase price of Agranat Systems was approximately $27.2 million. The acquisition has been accounted for as a purchase business combination.

On August 22, 2000, the Company acquired Excess Bandwidth, which has an office in Cupertino, California. Excess Bandwidth develops advanced algorithms for high-bandwidth communications applications and implements these algorithms as communications processors. Product plans include physical layer and mixed signal semiconductors to address each of the modern symmetric DSL technologies including SDSL, HDSL2 and G.shdsl.

Under the terms of the agreement, 5,702,731 shares of the Company's common stock, with an aggregate value of approximately $285.0 million, based on the fair market value of its common stock of $49.98 per share, including 1,462,298 shares of the Company's common stock subjected to certain repurchase rights by the Company, were exchanged for all of the issued and outstanding capital stock of Excess Bandwidth. In addition, all of the outstanding options and warrants to purchase shares of Excess Bandwidth's capital stock and other stock-based compensation awards were exchanged for options to purchase 599,553 shares of the Company's common stock with an aggregate fair value of approximately $24.9 million. The Company valued the options and warrants using the Black-Scholes option pricing model. Including direct acquisition costs of approximately $8.8 million, the aggregate purchase price of Excess Bandwidth was approximately $318.7 million. The acquisition has been accounted for as a purchase business combination.

Based on a valuation by an independent appraiser, the purchase prices of Inverness Systems, Agranat Systems and Excess Bandwidth were allocated as follows (in thousands):

                                                     Inverness          Agranat            Excess
                                                      Systems           Systems          Bandwidth           Total
                                                  --------------    --------------     --------------    --------------
     Fair value of assets acquired and
       liabilities assumed......................      $  1,417          $   (862)         $   2,892         $   3,447
     Assembled workforce........................           580               730              1,504             2,814
     Contracts..................................            --               344              4,611             4,955
     Customer base..............................         1,140             3,455                 --             4,595
     Technology.................................         9,510             8,826             68,426            86,762
     Tradename..................................            60                --                 --                60
     In-process research and development........         1,170               564             79,328            81,062
     Deferred compensation resulting from
       unvested options assumed.................            --             1,346             17,304            18,650
     Goodwill...................................        84,473            12,807            144,654           241,934
                                                  --------------    --------------     --------------    --------------
     Total......................................      $ 98,350          $ 27,210          $ 318,719         $ 444,279
                                                  ==============    ==============     ==============    ==============

Inverness Systems' completed products were classified into three product groups:
ATM products, IP products and NetSIM products. The value of the completed technology is based on the net cash flow forecast, discounted at a cost of capital of 22.6%. The acquired in-process technology is related to IP products, mainly MPLS. The value of the in-process technology is also based on the net cash flow forecast; however, the value of in-process technology was discounted at a higher cost of capital of 27.6% to reflect the uncertainty of its future use. The Company determined that the in-process technology had not reached technological feasibility and, therefore, charged the cost of in-process technology to operations upon acquisition.

Agranat Systems' completed products were classified into two product groups:
EmWeb products and EmStack products. The value of the completed technology is based on the net cash flow forecast, discounted at a cost of

                              VIRATA CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

capital of 20.0%. The acquired in-process technology is related to the Universal Plug and Play product. The value of the in-process technology is also based on the net cash flow forecast; however, the value of in-process technology was discounted at a higher cost of capital of 25.0% to reflect the uncertainty of its future use. The Company determined that the in-process technology had not reached technological feasibility and, therefore, charged the cost of in-process technology to operations upon acquisition.

Excess Bandwidth's completed products were analog and digital chipsets designed for the HDSL2 and SHDSL markets. The value of the completed technology is based on the net cash flow forecast, discounted at a cost of capital of 22.5%. The acquired in-process technology was classified into two product groups: Chipsets for the CPE market, and Quadsets for the DSLAM market. The value of the in-process technology is also based on the net cash flow forecast; however, the value of in-process technology was discounted at a higher cost of capital of 25.0% for the chipset technology and 27.5% for the Quadset technology to reflect the uncertainty of its future use. The Company determined that the in-process technology had not reached technological feasibility and, therefore, charged the cost of in-process technology to operations upon acquisition.


The financial information for the three and nine months ended December 31, 2000 includes the results of operations for Inverness Systems from April 28, 2000, the results of operations for Agranat Systems from August 17, 2000, and the results of operations for Excess Bandwidth from August 23, 2000.

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


                                                    Three Months Ended                       Nine Months Ended
                                             December 31,        January 2,            December 31,      January 2,
                                                2000                2000                  2000              2000
                                          ---------------     ---------------        ---------------   --------------
   Revenues...............................      $  37,014       $   5,292             $  108,039            $  12,871
   Net loss...............................        (26,714)        (29,125)              (166,334)             (85,620)
   Basic and diluted net loss per share...          (0.43)          (1.03)                 (2.88)               (5.42)


Note 7--National Insurance Contribution on Options

The charge for National Insurance Contribution on options is based on a tax applied in the United Kingdom on the gain in our stock price for stock options granted to our United Kingdom employees, both vested and unvested. The charge is calculated on each option granted in the United Kingdom as the difference between the market value of our common stock at the close of the period and the exercise price of the option multiplied by a 12.2% tax rate. Due primarily to the significant movement in our stock price from each reporting date, the charge recorded during the six month period ended October 1, 2000 was $4.2 million.

In October 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on Issue No. 00-16, "Recognition and Measurement of Employer Payroll Taxes on Employee Stock-Based Compensation", whereby employer payroll taxes should be recognized as a liability when the tax obligation is triggered, which is generally the date the stock option is exercised. Through to October 1, 2000, the Company estimated and recorded its liability for the National Insurance Contribution based upon total outstanding stock options held by its employees in the United Kingdom. Beginning in the quarter ended December 31, 2000, the Company began recording an additional liability only upon the exercise of options granted subsequent to October 1, 2000 to employees in the United Kingdom. Due to the Company's depressed stock price, no additional liability was recorded in the period ended December 31, 2000.

                              VIRATA CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 8 - Comprehensive Loss (in thousands)

The components of comprehensive loss, net of tax, are as follows:


                                                             Three Months Ended                      Nine  Months Ended
                                                         December 31,      January 2,            December 31,     January 2,
                                                            2000             2000                   2000             2000
                                                       --------------   --------------         --------------   --------------
                                                                 (unaudited)                             (unaudited)
Net loss................................................    $(26,714)         $(3,335)            $ (129,809)         $(10,907)
Other comprehensive income (loss):
Change in accumulated currency translation adjustments..         (40)            (254)                   416               (61)
                                                        -------------     --------------         --------------     --------------
Comprehensive net loss..................................    $(26,754)         $(3,589)            $ (129,393)         $(10,968)
                                                        =============     ==============         ==============     ==============


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


Note 10--Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. Virata will adopt SFAS No. 133 during its fiscal year ending March 31, 2002. To date, Virata has not engaged in derivative or hedging activities. The Company does not expect the adoption of SFAS No. 133 to have a material effect on its financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued SAB 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will adopt SAB 101 in its fourth quarter of fiscal year ending April 1, 2001. The Company does not expect the adoption of SAB 101 to have a material effect on its financial position or results of operations.

In March 2000, the FASB issued Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material impact on the financial statements.


Note 11--Subsequent Events

On September 8, 2000, the Company's external investment manager purchased approximately $34 million of PG&E Corporation commercial paper in accordance with the Company's investment policy. At that time, this security was rated A1-P1, the highest rating category, consistent the Company's investment policy. There has been a dramatic change in the financial position of PG&E

                              VIRATA CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

since the purchase date, and there is great uncertainty over the resolution of California's energy crisis. Subsequently PG&E defaulted on the interest and principal payments. At this time, the Company is unable to determine what effect, if any, these events may have on the value of this security. If PG&E's financial position declines further in the future, the Company may record a provision against this security. At December 31, 2000, the balance sheet and results of operations do not include any adjustment to reflect the possible impairment of this security.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Virata Corporation's ("Virata", "we" or the "Company") predecessor company, Virata Limited, was formed in 1993 as Advanced Telecommunications Modules Limited, a corporation organized in the United Kingdom, as a spin-out from the Olivetti Research Laboratories (now AT&T Laboratories). Until 1995, we were a development-stage company focused primarily on product development. From our first production revenue shipment in April 1995 through March 1996, we focused on developing and delivering ATM-based, board-level systems primarily for local area network applications. In mid-1996, we began licensing our software suite and selling our semiconductors to developers of broadband access products. In September 1997, we ceased development of our systems products and focused exclusively on expanding our software offering and developing additional semiconductors for the broadband marketplace with a focus on the digital subscriber line, or DSL, market. In February 1998, our predecessor company changed its name to Virata Limited. In July 1998, Virata Limited acquired RSA Communications, which was subsequently renamed Virata Raleigh Corporation. Effective October 3, 1999, Virata Limited changed its fiscal year such that each quarter ends on the Sunday closest to the calendar quarter end.

On November 16, 1999, we completed a reorganization of Virata Limited, pursuant to which Virata Corporation became the holding company of Virata Limited and all of the Securities of Virata Limited were exchanged for securities of Virata Corporation.

The reorganization was effected pursuant to a share reconstruction under Section 425 of the United Kingdom Companies Act of 1985.

On November 16, 1999, we completed our initial public offering of 11,500,000 shares of our common stock, including the exercise of the underwriters' overallotment option, at $7.00 per share. Net proceeds to us were approximately $73.4 million.

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

Our revenues to date have been concentrated with a small number of customers. We expect this concentration to continue. For the three months ended December 31, 2000, Siemens accounted for 27.8% of our total revenues. For the three months ended January 2, 2000, Adaptive Broadband, Westell Technologies and Orckit Communications accounted for 17.0%, 12.7% and 12.4%, respectively, of our total revenues. For the nine months ended December 31, 2000, Westell Technologies and Siemens accounted for 22.8% and 10.8%, respectively, of our total revenues. For the nine months ended January 2, 2000, Orckit Communications accounted for 35.2% of our total revenues. However, in order to minimize customers' inventory build up and maintain our strong customer relationships, we decided in December 2000 to reschedule certain semiconductor shipments that our customers had contractually agreed to receive in the three months ended December 31, 2000 and to revise the remaining product shipments to Westell Technologies and to a limited number of our other customers in Asia and the United States.

International revenues accounted for 64.1% of our total revenues for the three months ended December 31, 2000, and 38.8% of our total revenues for the three months ended January 2, 2000. For the nine months ended December 31, 2000, and January 2, 2000, international revenues accounted for 46.2% and 43.1%, respectively. Almost all of our international revenues are transacted in U.S. dollars, which reduces our exposure to fluctuations in revenues attributable to changes in foreign currency exchange rates. Our material costs are denominated in U.S. dollars, and our operating expenses are primarily in U.S. dollars, British pounds sterling, and New israeli shekels.

                                                Three Months Ended                       Nine Months Ended
                                          ------------------------------       -----------------------------------
                                          December 31,       January 2,          December 31,          January 2,
                                             2000               2000                 2000                 2000
                                          ------------     -------------       --------------      ---------------
     Revenues by Geographic Region
     North America...................        35.9%             61.2%                 53.8%               56.9%
     Asia............................        14.4%             16.9%                 20.9%               26.7%
     Europe/Israel...................        49.7%             21.9%                 25.3%               16.4%

Our limited operating history in the DSL market makes it difficult to forecast our future operating results accurately. To date, we have not achieved profitability in any quarterly or annual period, and as of December 31, 2000, we had an accumulated deficit of $206.5 million. Although our total revenues have grown in recent quarters, we cannot be certain that our total revenues will increase at a rate sufficient to achieve and maintain profitability.


Forward-looking Statements

This Quarterly Report contains a number of forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as "anticipates," "believes," "expects," "future," "intends," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. Due to increasing uncertainties in our market, our degree of visibility on future revenues and earnings and associated confidence level in forecast information is less than in past quarters. Factors that might cause a difference include, but are not limited to, those relating to general business and economic conditions, evolving industry standards, the pace of development and market acceptance of our products and the DSL market generally, commercialization and technological delays or difficulties, changes in customer order patterns and risks of customer loss, the impact of competitive products and technologies, competitive pricing pressures, manufacturing availability and risks, dependence on the third party suppliers, the uncertainties associated with international operation, the possibility of our products infringing patents and other intellectual property of third parties, risks due to limited protection of our intellectual property, product defects, costs of product development, our ability to attract and retain employees, the company's ability to extract value from acquisitions, manufacturing and government regulation. These and other risks are described in "Risk Factors" below and elsewhere in this Quarterly Report.

Results of Operations


Total Revenues

Total revenues increased to $37.0 million for the three months ended December 31, 2000, from $4.1 million for the three months ended January 2, 2000. Total revenues increased to $106.9 million for the nine months ended December 31, 2000, from $9.7 million for the nine months ended January 2, 2000.

Semiconductor revenues increased to $30.0 million for the three months ended December 31, 2000, compared to $2.4 million for the three months ended January 2, 2000. For the nine months ended December 31, 2000, semiconductor revenues increased to $87.6 million, from $5.9 million for the nine months ended January 2, 2000. The increase is due to the demand for DSL services, which are being deployed globally by telecom service providers. As a growing number of software licensees began initial trials and deployments of broadband access devices, semiconductor revenues increased to 81.1% of total revenues for the three months ended December 31, 2000, compared to 59.7% of total revenues for the three months ended January 2, 2000. For the nine months ended December 31, 2000, semiconductor revenues increased to 82.0% of total revenues compared to 60.8% of total revenues for the nine months ended January 2, 2000.

License revenues increased to $4.8 million, or 12.9% of total revenues, for the three months ended December 31, 2000, from $994,000, or 24.4% of total revenues, for the three months ended January 2, 2000. License revenues for the nine months ended December 31, 2000 increased to $12.9 million, or 12.1% or total revenues, compared to $1.5 million, or 15.6% of total revenues, for the nine months ended January 2, 2000. The increases in license revenues between the two three month periods and the two nine month periods were primarily a result of expanding our software licensee customer base and additional license revenues earned by D2 Technologies, Inverness Systems and Agranat Systems.

Services and royalty revenues increased to $1.9 million, or 5.0% of total revenues, for the three months ended December 31, 2000, compared to $307,000, or 7.5% of total revenues, for the three months ended January 2, 2000. For the nine months ended December 31, 2000, services and royalty revenues increased to $ 4.0 million, or 3.7% of total revenues, compared to $1.1 million, or 11.4% of total revenues, for the nine months ended January 2, 2000. The increase was due primarily to the expansion of our licensee customer base, thus increasing our service revenues; and additional related service and royalty revenues generated by D2 Technologies, Inverness Systems and Agranat Systems.

Systems revenues increased to $359,000 for the three months ended December 31, 2000, compared to $338,000 for the three months ended January 2, 2000. For the nine months ended December 31, 2000, systems revenues increased to $2.4 million, compared to $1.2 million for the nine months ended January 2, 2000. Although the systems revenues increased, systems revenue as a percentage of total revenues decreased to 1.0% for the three months ended December 31, 2000 from 8.3% of total revenues for the three months ended January 2, 2000. For the nine months ended December 31, 2000, systems revenue as a percentage of total revenues decreased to 2.2% from 12.2% of total revenues for the nine months ended January 2, 2000. This decrease was primarily due to our decision in September 1997 to focus our sales and development efforts on semiconductor devices for the DSL market.


Cost of Revenues and Gross Margin

Total cost of revenues consists primarily of costs paid to foundry vendors to manufacture our semiconductors, costs attributable to design services, software maintenance and operations expense. Cost of revenues increased to $21.9 million, or 59.0% of total revenues, for the three months ended December 31, 2000, from $1.9 million, or 47.2% of total revenues, for the three months ended January 2, 2000. Cost of revenues increased to $59.0 million, or 55.2% of total revenues, for the nine months ended December 31, 2000, from $4.7 million, or 48.1% of total revenues, for the nine months ended January 2, 2000.

Semiconductor gross margin decreased to 28.9% for the three months ended December 31, 2000, from 31.7% for the three months ended January 2, 2000. Semiconductor gross margin decreased to 36.0% for the nine months ended December 31, 2000, from 39.2% for the nine months ended January 2, 2000. The decrease in semiconductor gross margin between the two three month periods was due principally to 1) the impact of a $2 million provision for excess and obsolete inventory related primarily to our Helium products, due to the rescheduled customer shipments, 2) a continuing shift in product mix, and 3) the lower average selling price of Helium products resulted from increase in sales to higher volume customers. The decrease in semiconductor gross margin between the two nine month periods was primarily due to 1) the impact of a $3.7 million provision for excess and obsolete inventory. Of this, approximately $2 million provision was related primarily to Helium products, and approximately $1.7 million inventory provision was related to the end-of-life transition for our older, Hydrogen product, 2) a shift in product mix, and 3) the lower average selling price of Helium products. We believe our gross margin may continue to fluctuate, as semiconductors become a greater percentage of total revenues, and because increased competition and more consumer-oriented markets may put pressure on average selling price.

License gross margin was 98.1% for the three months ended December 31, 2000 and 94.8% for the nine months ended December 31, 2000. There were no costs of revenues associated with our software license revenues for the three and nine months ended January 2, 2000. This decrease was primarily due to costs incurred with license contracts assumed following the D2 Technologies, Inverness Systems, and Agranat Systems acquisitions.

Services and royalty gross margin was 92.8% for the three months ended December 31, 2000 from 52.4% for the three months ended January 2, 2000. Services and royalty gross margin was 73.5% for the nine months ended

December 31, 2000 from 56.6% for the nine months ended January 2, 2000. The increases in services and royalty gross margins between the two three month periods and the two nine month periods were the result of a favorable mix of design services revenues and higher margin royalty revenues following the D2 Technologies, Inverness Systems and Agranat Systems acquisitions.

Systems gross margin decreased to 17.8% for the three months ended December 31, 2000 from 66.0% for the three months ended January 2, 2000. Systems gross margin increased to 49.1% for the nine months ended December 31, 2000 from 48.9% for the nine months ended January 2, 2000. The increase was primarily due to fixed operations support related to systems products and a narrower systems product range.


Research and Development Expenses

Research and development expenses consist primarily of engineering staffing costs and technology license fees. Research and development expenses increased 235.7% to $10.7 million for the three months ended December 31, 2000, from $3.2 million for the three months ended January 2, 2000. Research and development expenses increased 190.3% to $25.2 million for the nine months ended December 31, 2000, from $8.7 million for the nine months ended January 2, 2000. The increase was primarily due to the addition of research and development personnel as a result of accelerated new product development and the addition of personnel as a result of the acquisitions of D2 Technologies, Inverness Systems, Agranat Systems and Excess Bandwidth.

For the three and nine months ended December 31, 2000, we recognized amortization of stock compensation of approximately $1.2 million and $1.7 million, respectively, for the research and development group. See "Amortization of Stock Compensation" below. For the nine months ended December 31, 2000, a charge of approximately $952,000 was recorded for National Insurance Contribution on options for the research and development group. This expense is listed separately in our financial results and is calculated for stock options granted to United Kingdom employees as the difference between the option exercise price and the fair value of the underlying common stock at the close of the period. See "National Insurance Contribution on Options" below.


Sales and Marketing Expenses

Sales and marketing expenses consist primarily of employee salaries, sales commissions, travel and related costs, promotional materials and trade show expenses. Sales and marketing expenses increased 385.5% to $5.9 million for the three months ended December 31, 2000, from $1.2 million for the three months ended January 2, 2000. Sales and marketing expenses increased 443.0% to $17.2 million for the nine months ended December 31, 2000, from $3.2 million for the nine months ended January 2, 2000. The increase was primarily due to the addition of sales and marketing personnel and increased sales commissions associated with higher revenues.

For the three and nine months ended December 31, 2000, we recognized amortization of stock compensation of approximately $275,000 and $439,000, respectively, for the sales and marketing group. See "Amortization of Stock Compensation" below. In the nine months ended December 31, 2000, a charge of approximately $781,000 was recorded for National Insurance Contribution on options for the sales and marketing group. See "National Insurance Contribution on Options" below.


General and Administrative Expenses

General and administrative expenses consist primarily of employee salaries and costs associated with legal, accounting and other professional service fees, bad debt expense as well as general corporate expenses. General and administrative expenses increased 281.4% to $5.8 million for the three months ended December 31, 2000, from $1.5 million for the three months ended January 2, 2000. General and administrative expenses increased 317.8% to $16.3 million for the nine months ended December 31, 2000, from $3.9 million for the nine months ended January 2, 2000. The increase was primarily due to increased staff and the additional costs of being a publicly traded company.

For the three and nine months ended December 31, 2000, we recognized amortization of stock compensation of approximately $154,000 and $286,000, respectively, for the general and administrative group. See "Amortization of Stock Compensation" below. In the nine months ended December 31, 2000, a charge of approximately $2.5 million was recorded for National Insurance Contribution on options for the general and administrative group. See "National Insurance Contribution on Options" below.


National Insurance Contribution on Options

The charge for National Insurance Contribution on options is based on a tax applied in the United Kingdom on the gain in our stock price for stock options granted to our United Kingdom employees, both vested and unvested. The charge is calculated on each option granted in the United Kingdom as the difference between the market value of our common stock at the close of the period and the exercise price of the option multiplied by a 12.2% tax rate. Due primarily to the significant movement in our stock price from each reporting date, the charge recorded during the six month period ended October 1, 2000 was $4.2 million.

In October 2000, EITF of the FASB reached a consensus on Issue No. 00-16, "Recognition and Measurement of Employer Payroll Taxes on Employee Stock-Based Compensation", whereby employer payroll taxes should be recognized as a liability when the tax obligation is triggered, which is generally the date the stock option is exercised. Through to October 1, 2000, We estimated and recorded its liability for the National Insurance Contribution based upon total outstanding stock options held by its employees in the United Kingdom. Beginning in the quarter ended December 31, 2000, we began recording an additional liability only upon the exercise of options granted subsequent to October 1, 2000 to employees in the United Kingdom. Due to our depressed stock price, no additional liability was recorded in the period ended December 31, 2000.


Amortization of Intangible Assets

Amortization of intangible assets expense is related to the intangible assets acquired in the July 1998 acquisition of RSA Communications, the February 2000 acquisition of D2 Technologies, the April 2000 acquisition of Inverness Systems, and the August 2000 acquisitions of Agranat Systems and Excess Bandwidth. Amortization of intangible assets for the three months ended December 31, 2000 was approximately $27.9 million compared to $183,000 for the three months ended January 2, 2000. Amortization of intangible assets for the nine months ended December 31, 2000 was approximately $54.4 million compared to $553,000 for the nine months ended January 2, 2000. The increases in both the two three month periods and the two nine month periods were primarily a result of these recent acquisitions. We are amortizing the intangible assets over the expected lives of the assets of between 24 to 60 months.


Amortization of Stock Compensation

Through December 31, 2000, we recorded a total of $24.0 million of unearned stock compensation, of which approximately $18.6 million is related to the assumption of unvested stock options from the recent acquisitions of Excess Bandwidth and Agranat Systems. We recognized amortization of stock compensation of approximately $1.7 million for the three months ended December 31, 2000, and $206,000 for the three months ended January 2, 2000. We recognized amortization of stock compensation of approximately $2.4 million for the nine months ended December 31, 2000, and $711,000 for the nine months ended January 2, 2000. We are amortizing the unearned stock compensation over the vesting period of the related options, generally 48 months.


Acquired In-Process Research and Development Expense

In connection with acquisitions completed during the nine months ended December 31, 2000, we recorded charges of $81.1 million associated with acquired in-process research and development for the nine months ended December 31, 2000. The amount was determined by identifying research projects for which technological feasibility had not been established and no alternative future uses existed as of the respective acquisition dates. The values of these projects were charged to operations at the time of acquisition.

The acquired in-process research and development for the nine month period was attributable to the acquisition of the following companies: $1.2 million to Inverness Systems in April 2000, $564,000 to Agranat Systems in August 2000, and $79.3 million to Excess Bandwidth in August 2000. These acquisitions were accounted for as purchase business combinations.


Interest and Other Income, Net

Interest and other income, net consists primarily of income earned on cash and cash equivalents and short-term investments, and foreign exchange gains and losses. Due to cash provided by our follow-on offering in July 2000, the interest income for the three months ended December 31, 2000 increased to $8.4 million, from $578,000 for the three months ended January 2, 2000. Interest income for the nine months ended December 31, 2000 and January 2, 2000 was $16.8 million and $728,000, respectively. For the three and nine months ended December 31, 2000, foreign exchange gains were $30,000 and $114,000. For the three months ended January 2, 2000, foreign exchange gain was $719,000. For the nine months ended January 2, 2000, foreign exchange loss was $258,000.


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

On September 8, 2000, our external investment manager purchased approximately $34 dollars of PG&E Corporation commercial paper for our portfolio. At that time, this security was rated A1-P1, the highest rating category, consistent with our investment policy. There has been a dramatic change in the financial position of PG&E since the purchase date, and there is great uncertainty over the resolution of California's energy crisis. Subsequently PG&E defaulted on the interest and principal payments. At this time, we are unable to determine what effect, if any, these events may have on this security. If PG&E's financial position declines further in the future, we may record a provision against this security. At December 31, 2000, the balance sheet and results of operations do not include any adjustment to reflect the possible impairment of this security.

Our cash and cash equivalents together with our short-term investments increased $429.2 million to $507.5 million for the nine months ended December 31, 2000. The increase in these accounts was primarily due to cash generated from our July 2000 follow-on offering. Our cash and cash equivalents increased $18.1 million to $78.3 million for the nine months ended December 31, 2000.

Net cash used in operating activities for the nine months ended December 31, 2000 of $6.6 million was primarily due to a net loss of $129.8 million, increases in accounts receivables, inventories, other current assets, and other assets of $14.2 million, $14.9 million, $126,000, and $293,000, respectively. Net cash used in operating activities for the nine months ended December 31, 2000 was partially offset by the provision for doubtful accounts and returns of $803,000, depreciation and amortization of $58.6 million, amortization of stock compensation of $2.4 million, acquired in-process research and development expenses in connection with the acquisitions of Inverness Systems, Agranat Systems and Excess Bandwidth of $81.1 million, and increases in accounts payable, accrued liabilities, accrued employee benefits, accrued National Insurance Contribution on options, deferred revenue and other long-term liabilities of $2.4 million, $2.2 million, $820,000, $4.1 million, $196,000, and $92,000, respectively. Net cash used in operating activities for the nine months ended January 2, 2000 of $8.8 million was primarily due to net loss of $10.9 million, increases in accounts receivable, inventories and current assets of $147,000, $1.1 million and $809,000, respectively, partially offset by provision for doubtful accounts and returns of $157,000, depreciation and amortization of $1.7 million, amortization of stock compensation of $711,000, and increases in accounts payable, accrued liabilities and deferred revenue of $844,000, $608,000 and $106,000, respectively.

Net cash used in investing activities was $438.0 million for the nine months ended December 31, 2000, which reflected $3.2 billion of purchases of short-term investments, $9.6 million of purchases of investments, net purchases of property and equipment of $10.8 million, and $6.5 million of cash used in connection with our acquisitions of Inverness Systems, Agranat Systems, and Excess Bandwidth, partially offset by sales of short-term investments of $2.8 billion. Net cash provided by investing activities was $702,000 for the nine months ended January 2, 2000, primarily due to sales of short-term investments of $1.0 million, partially offset by net purchases of property and equipment of $602,000.

Net cash provided by financing activities was $462.6 million for the nine months ended December 31, 2000. Net cash provided by financing activities was attributable primarily to proceeds from the issuance of common stock through our follow-on offering, employee stock purchase plan and employee stock option plan of $463.4 million, partially offset by repayments on capital lease obligations of $810,000. Net cash provided by financing activities was $80.7 million for the nine months ended January 2, 2000 due to proceeds from issuance of common stock of $73.4 million, proceeds from issuance of convertible preferred stock of $8.0 million, less repayments on capital lease obligations of $652,000.

Our working capital at December 31, 2000 was approximately $516.0 million as compared to $70.6 million at April 2, 2000. Our current ratio increased to 16 to 1, as of December 31, 2000, from 4.8 to 1, as of April 2, 2000.

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


Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. Virata will adopt SFAS No. 133 during its fiscal year ending March 31, 2002. To date, Virata has not engaged in derivative or hedging activities. The Company does not expect the adoption of SFAS No. 133 to have a material effect on its financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued SAB 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will adopt SAB 101 in its fourth quarter of fiscal year ending April 1, 2001. The Company does not expect the adoption of SAB 101 to have a material effect on its financial position or results of operations.

In March 2000, the FASB issued FIN 44 "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material impact on the financial statements

Risk Factors


Risks Relating to Our Business

Because we have a limited operating history selling products to the DSL market, we cannot be sure that we can successfully implement our business strategy

We have not had a long history of selling our products to the DSL market or generating significant revenues and many of our products have only recently been introduced. Furthermore, we have limited historical financial data that can be used in evaluating our business and our prospects and in projecting future operating results. For example, we cannot forecast operating expenses based on our historical results because they are limited, and we are instead required to forecast expenses based in part on future revenue projections. Most of our expenses are fixed in the short term and we may not be able to quickly reduce spending if our revenue is lower than we had projected. Therefore net losses in a given quarter could be greater than expected. In addition, our ability to forecast accurately our quarterly revenue is limited, making it difficult to predict the quarter in which sales will occur.

You must consider our prospects in light of the risks, expenses and difficulties we might encounter because we are at an early stage of development in a new and rapidly evolving market. Many of these risks are described under the sub-headings below. We may not successfully address any or all of these risks and our business strategy may not be successful.

Because we may not be able to achieve or sustain profitability or positive cash flow, the price of our stock may decline and we may not be able to implement our business strategy

We have not reported net income for any fiscal year since our incorporation and have an accumulated deficit of $206.5 million at December 31, 2000. We expect to continue to incur net losses, and these losses may be substantial. Due to our continuing substantial capital expenditures and product development, sales, marketing and administrative expenses, we will need to generate significant revenues to achieve profitability and positive cash flow. We cannot be sure that we will be able to generate such revenues or achieve profitability or positive cash flow. Even if we do achieve profitability and positive cash flow, we may not be able to sustain or increase profitability or cash flow on a quarterly or annual basis. Our ability to generate future revenues will depend on a number of factors, many of which are beyond our control. These factors include:

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

Due to these factors, we cannot forecast with any degree of accuracy what our revenues will be in future periods and we may not be able to achieve or sustain profitability or positive cash flow. As a result, our ability to continue to operate our business and implement our business strategy may be hampered and the value of our stock may decline.

Because our operating results from period-to-period may fluctuate, the price of our stock may decline.

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

     . a prolonged approval process, including laboratory tests, technical trials, marketing trials, initial commercial deployment and full commercial deployment;
     . the development of a viable business model for DSL services, including the capability to market, sell, install and maintain DSL services;
     . cost constraints, such as installation costs and space and power requirements at the telecommunications service provider's central office; . the availability of self-installment technology;
     . evolving industry standards for DSL technologies; and . government regulation.

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

Because our customer base is concentrated, the loss of one or more of our customers may result in a loss of a significant amount of our revenues

A relatively small number of customers account for a large percentage of our total revenues. We expect this trend to continue. Our business will be seriously harmed if we do not generate as much revenue as we expect from these customers, experience a loss of any of our significant customers or suffer a substantial reduction in orders from these customers. For the nine months ended December 31, 2000, Westell Technologies and Siemens accounted for 22.8% and 10.8%, respectively of our total revenues. For the nine months ended January 2, 2000, Orckit Communications accounted for 35.2% of our total revenues. However, in order to minimize customers' inventory build up and maintain our strong customer relationships, we decided in December 2000 to reschedule semiconductor shipments that our customers had contractually agreed to receive in the three months ended December 31, 2000 and to revise the remaining product shipments to Westell Technologies and to a limited number of our other customers in Asia and the United States. Our future success depends in significant part upon the decision of our customers to continue to purchase products from us. Furthermore, it is possible that equipment manufacturers may design and develop internally, or acquire, their own semiconductor and software technology, rather than continue to purchase semiconductors and software from third parties like us. If we are not successful in maintaining relationships with key customers and winning new customers, sales of our products may decline. In addition, because a significant portion of our business has been and is expected to continue to be derived from orders placed by a limited number of large customers, variations in the timing of these orders can cause significant fluctuations in our operating results.

Because manufacturers of DSL equipment may be reluctant to change their sources of components, if we do not achieve design wins with manufacturers of DSL equipment, we may be unable to secure sales from these customers in the future

Once a manufacturer of DSL equipment has designed a supplier's semiconductor and software into its products, the manufacturer may be reluctant to change its source of semiconductors due to the significant costs associated with qualifying a new supplier. Accordingly, our failure to achieve design wins with manufacturers of DSL equipment, which have chosen a competitor's semiconductor could create barriers to future sales opportunities with these manufacturers.

Because our customers are not subject to binding agreements, we cannot be certain that we will sell any of our products

Achieving a design win with a customer does not create a binding commitment from that customer to purchase our products. Rather, a design win is solely an expression of interest by potential customers in purchasing our products and is not supported by binding commitments of any nature. Accordingly, a customer can choose at any time to discontinue using our products in their designs or product development efforts. Even if our products are chosen to be incorporated into a customer's products, we still may not realize significant revenues from that customer if their products are not commercially successful. In December 2000, we rescheduled semiconductor shipments that our customers had contractually agreed to receive in the three months ended December 31, 2000 and revised the remaining product shipments to Westell Technologies and to a limited number of our other customers in Asia and the United States. Therefore, we cannot be sure that any design win will result in purchase orders for our products, or that these purchase orders will not be later canceled. Our inability to convert design wins into actual sales and any cancellation of a purchase order could have a negative impact on our financial condition and results of operations.

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

Because most of our revenues have been and will be derived from a limited number of products, we may not be able to generate sufficient revenues to sustain our business if any of these products fail to gain market acceptance

For the nine months ended December 31, 2000, approximately 91.4% of our semiconductor revenues were generated from sales of our Helium product. We expect that our Proton family and Hydrogen products will represent a diminishing proportion of our total revenues while a substantial portion of our total revenues will be derived from our Helium and Beryllium products in the foreseeable future. Therefore, broad market acceptance of the Helium and Beryllium products is critical to our success. We cannot be sure that our products will attain broad market acceptance. The failure of our products to achieve broad market acceptance could result in a decrease in our revenues, which would have a negative impact on our results of operations and financial condition.

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

In October 2000, EITF of the FASB reached a consensus on Issue No. 00-16, "Recognition and Measurement of Employer Payroll Taxes on Employee Stock-Based Compensation, whereby employer payroll taxes should be recognized as a liability when the tax obligation is triggered, which is generally the date the stock option is exercised. Through to October 1, 2000, we estimated and recorded its liability for the National Insurance Contribution based upon total outstanding stock options held by its employees in the United Kingdom. Beginning in the quarter ended December 31, 2000, we began recording an additional liability only upon the exercise of options granted subsequent to October 1, 2000 to employees in the United Kingdom. Due to our depressed stock price, no additional liability was recorded in the period ended December 31, 2000. Accordingly, a significant rise in our stock price may result in recorded charges that may harm our results of operations and cash payment obligations.

Because we sell a significant portion of our products in countries other than the United States, we may be subject to political, economic and other conditions affecting such countries that could result in increased reduced revenue for our products

International revenues accounted for 46.2% of our total revenues for the nine months ended December 31, 2000. We expect that sales to our international customers will continue to account for a significant portion of our total revenues for at least the next 12 months. Accordingly, we are subject to the political, economic and other conditions affecting countries or jurisdictions other than the United States, including Israel, Europe and Asia. Any interruption or curtailment of trade between the countries in which we operate and their present trading partners, change in exchange rates or a significant downturn in the political, economic or financial condition of these countries could cause demand for and revenue from our products to decrease, cause our costs of doing business to increase or subject us to increased regulation including future import and export restrictions.

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

We may engage in future acquisitions that could dilute our stockholders' equity and harm our business, results of operations and financial condition

Recently, we completed the acquisitions of D2 Technologies, Inverness Systems, Excess Bandwidth and Agranat Systems.

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


Because the markets in which we compete are subject to rapid changes, our products may become obsolete or unmarketable

The markets for our products and services are characterized by rapidly changing technology, short product life cycles, evolving industry standards, changes in customer needs, growing competition and new product introductions. If our product development and improvements take longer than planned, the availability of our products would be delayed. Any such delay may render our products obsolete or unmarketable, which would have a negative impact on our ability to sell our products and on our results of operations.

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

Because the development of new products requires substantial time and expense, we may not be able to recover our development costs.

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

ITEM 3 - Quantitative And Qualitative Disclosure About Market Risk.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 2000, all of our investments were in money market funds, certificates of deposits, corporate debt securities or commercial paper.

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

Management believes that the market risk associated with the Company's market risk sensitive instruments as of December 31, 2000 is not material. However, on September 8, 2000, our external investment manager purchased approximately $34 million of PG&E Corporation commercial paper in accordance with the Company's investment policy. At that time, this security was rated A1-P1, the highest rating category, consistent with Company's investment policy. There has been a dramatic change in the financial position of PG&E since the purchase date, and there is great uncertainty over the resolution of California's energy crisis. Subsequently PG&E defaulted on the interest and principal payments. At this time, we are unable to determine what effect, if any, these events may have on the value of this security. If PG&E's financial position declines further in the future, we may record a provision against this security. At December 31, 2000, the balance sheet and results of operations do not include any adjustment to reflect the possible impairment of this security.

PART II - OTHER INFORMATION
---------------------------

ITEM 1 - Legal Proceedings.

None

ITEM 2 - Changes In Securities and Use of Proceeds.

None

ITEM 3 - Defaults Upon Senior Securities.

None

ITEM 4 - Submission Of Matters To A Vote Of Security Holders.

None

ITEM 5 - Other Information.

On January 11, 2001, Michael Gulett, the Company's president and chief operating officer, left to pursue other career opportunities. Charles Cotton, the chief executive officer, assumed the responsibilities previously held by Mr. Gulett.

On February 7, 2001, the Company filed a Tender Offer Statement of Schedule TO relating to an offer by the Company to exchange options to purchase shares of the Company's common stock, granted under the Virata Corporation 1999 Stock Incentive Plan and the Excess Bandwidth 1998 Equity Incentive Plan that have an exercise price per share of $18.50 or more and a vesting schedule that is not based on or subject to revenue-based performance goals, for new options to purchase shares of the common stock that the Company will grant under the options plans, upon certain terms and conditions.

ITEM 6 - Exhibits And Reports On Form 8-K.

Exhibits

     3.1 Amended and Restated Certificate of Incorporation of Virata Corporation, as filed with the Secretary of State of State of Delaware on November 17, 1999*
     3.2 Certificate of Amendment of Amended and Restated Certificate of Incorporation of Virata Corporation, as filed with the Secretary of State of State of Delaware on May 2, 2000*
     3.3 Amended and Restated Bylaws of Virata Corporation, as currently in effect*

     * Incorporated by reference to the Company's Form 10-K for the fiscal year ended April 2, 2000 filed on June 6, 2000

Reports on Form 8-K

The Company filed four reports on Form 8-K and Form 8-K/A during the three months ended December 31, 2000. Information regarding the items reported on is as follows:

     Date                Item Reported On
     ----                ----------------

     October 27, 2000    The Company announced its financial results for the
                         second quarter of fiscal 2001 ended October 1, 2000.

     October 30, 2000    The Company amended its August 30, 2000 Form 8-K to
                         include the financial statements and pro forma financial information of Agranat Systems, Inc.

     December 1, 2000    The Company amended its August 30, 2000 Form 8-K to
                         include the consolidated financial statements reflecting the acquisitions of Agranat Systems, Inc and Excess Bandwidth Corporation.

     December 21, 2000   The Company announced its new guidance with respect to
                         its revenues for the fiscal 2001 third quarter ending
                         December 31, 2000 and for the fiscal 2001 fourth quarter ending April 1, 2001.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Virata Corporation



Date: February 13, 2001
                                         By:  /s/ Charles Cotton
                                              ----------------------------
                                                    Charles Cotton
                                              Chief Executive Officer
                                            (Principal Executive Officer)

Date: February 13, 2001
                                         By:  /s/ Andrew Vought
                                              ----------------------------
                                                    Andrew M.Vought
                                              Chief Financial Officer,
                                         Senior Vice President, Finance and
                                             Administration and Secretary
                                             (Principal Accounting Officer)

                                 EXHIBIT INDEX

     Exhibit No.  Description
     -----------  -----------

       3.1 Amended and Restated Certificate of Incorporation of Virata Corporation as filed with the Secretary of State of the State of Delaware on November 17, 1999*
       3.2 Certificate of Amendment of Amended and Restated Certificate of Incorporation of Virata Corporation, as filed with the Secretary of State of State of Delaware on May 2, 2000*
       3.3 Amended and Restated Bylaws of Virata Corporation, as currently in effect*

       * Incorporated by reference to the Company's Form 10-K for the fiscal year ended April 2, 2000 filed on June 6, 2000