Form 10-K
period 2001-04-01
VIRATA CORP
filed 2001-06-28
CIK 1094371

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(MARK ONE)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

For the fiscal year ended April 1, 2001.

OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from             to             .

                        Commission File Number: 0-28157

                               ----------------

                               Virata Corporation
             (Exact name of Registrant as specified in its charter)

                               ----------------

                  Delaware                                       77-0521696
          (State of Incorporation)                   (IRS Employer Identification No.)

            2700 San Tomas Expressway, Santa Clara, California 95051 (Address of principal executive offices, including zip code)

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

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of June 6, 2001, was approximately $595 million (based upon the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market for the last trading date prior to that date). Shares of Common Stock held by each executive officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   As of June 6, 2001, approximately 63,774,685 shares of the Registrant's Common Stock, $0.001 par value, were outstanding.

                      Documents Incorporated by Reference:

   Portions of the definitive proxy statement for the Registrant's 2001 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          Page
                                                                         Number
                                                                         ------
 PART I

 Item 1   Business....................................................      1
 Item 2   Properties..................................................     32
 Item 3   Legal Proceedings...........................................     32
 Item 4   Submission Of Matters To A Vote Of Security Holders.........     32

 PART II

 Item 5   Market For Registrant's Common Stock And Related Stockholder     33
          Matters.....................................................
 Item 6   Selected Financial Data.....................................     34
 Item 7   Management's Discussion and Analysis of Results of
          Operations and Financial Condition..........................     36
 Item 7A  Quantitative and Qualitative Disclosures About Market Risk..     49
 Item 8   Financial Statements and Supplementary Data.................     51
 Item 9   Changes In and Disagreements With Accountants On Accounting
          and Financial Disclosure....................................     76

 PART III

 Item 10  Directors and Executive Officers of the Registrant..........     76
 Item 11  Executive Compensation......................................     76
 Item 12  Security Ownership of Certain Beneficial Owners and              76
          Management..................................................
 Item 13  Certain Relationships and Related Transactions..............     76

 PART IV

 Item 14  Exhibits, Financial Statement, Schedules and Reports on Form     76
          8-K.........................................................

                                      (i)

                                     PART I

ITEM 1--Business.

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

Introduction

   Virata Corporation ("Virata" or "we") provides communications processors and DSL physical-layer chips combined with integrated software modules to manufacturers of equipment utilizing digital subscriber line, or DSL, and broadband wireless technologies. These "integrated software on silicon"(TM) product solutions enable our customers to develop a diverse range of equipment, including modems, gateways, routers, fixed wireless receivers and base stations targeted at the voice and high-speed data network access, or broadband, market. We believe our systems expertise, products and support services enable equipment manufacturers to simplify product development, reduce the time it takes for products to reach the market and focus resources on product differentiation and enhancement. We outsource the manufacturing of our semiconductors, which allows us to focus our resources on the design, development and marketing of our products.

   We were formed in 1993 as a spin-out from the Olivetti Research Laboratories (now AT&T Laboratories) and until 1995, we were a development-stage company focused primarily on product development. We initially focused on developing and delivering ATM-based, board-level systems primarily for local area network applications. However, in September 1997, we ceased development of our systems products and focused exclusively on expanding our software offering and developing additional semiconductors for the broadband marketplace with a focus on the DSL market.

   In July 1998, we acquired RSA Communications, Inc. On November 16, 1999, we reorganized our corporate structure and completed our initial public offering. On February 10, 2000, we completed our acquisition of D2 Technologies Inc., a provider of digital voice and telephony software solutions. On April 27, 2000 we completed our acquisition of Inverness Systems Ltd., a provider of networking software solutions. On August 16, 2000, we completed our acquisition of Agranat Systems, Inc., a provider of Web managed software products. On August 22, 2000, we completed our acquisition of Excess Bandwidth Corporation, a developer of symmetrical DSL physical-layer chips.

   On March 21, 2000, our Board of Directors approved a two-for-one split of Virata's common stock that was applicable to stockholders of record on May 4, 2000. The stock split, approved by the Virata's stockholders on May 1, 2000, was effective May 18, 2000. Unless specifically noted otherwise, all references to share and per share data for all periods presented have been adjusted to give effect to this split.

   On July 13, 2000, we completed our follow-on offering of 6,855,000 shares of common stock, including the exercise of the underwriters' overallotment option, at $71.00 per share. Total proceeds to Virata were approximately $461 million, net of commissions and offering costs.

Industry Background

   The amount of data being carried over the Internet and private communications networks has grown dramatically in recent years and is expected to continue as the number of users accessing networks increases and as businesses and consumers demand richer content and more complex applications for activities, such as telecommuting, electronic commerce and interactive media. These activities require the transmission of large amounts of data which, in turn, requires high-speed, broadband data access services for end users to obtain data reliably and within practical time constraints.

   To meet the demand for high-speed, broadband data transmission, network service providers continue to install high-bandwidth fiber optic transmission equipment, high-speed switches and core routers in the Internet backbone and in interoffice networks. While this network backbone is capable of delivering data at very high speeds, an access bottleneck exists between the telephone companies' central offices and the end users' premises. The copper line connections between the telecommunications service provider's central office and the end user are commonly known as the local loop, or the last mile. The last mile infrastructure was originally designed for low-speed analog voice traffic, rather than high-speed digital data transmission. As a result, access to the Internet and private communications networks over the copper wire infrastructure of the last mile has typically been limited to data transmission rates of up to 56 Kbps using standard dial-up analog modems, or 128 Kbps using integrated services digital network, or ISDN, modems. At these rates, several minutes may be required to access a media rich website, and several hours may be required to transfer or download large files.

   In an effort to provide greater bandwidth in the local loop, network service providers are deploying higher speed access services, such as frame relay or T1/E1. However, the historical pricing structure has limited such services to larger businesses. The passage of the Federal Telecommunications Act of 1996 started to change this historical pricing structure, as it intensified the competitive environment by requiring incumbent local exchange carriers, or ILECs, to lease portions of their networks, including the local loop, to other telecommunications service providers. These changes in competitive structures coincided with the maturation of DSL technology, enabling high-bandwidth data networking over the existing local loop copper infrastructure. As a result, a number of US companies are now deploying high-speed services using DSL technologies. The growing deployment of high speed cable modems by cable system operators provides additional pressure on the ILECs to accelerate their roll-outs of competitively priced broadband services. Finally, and most visible recently, with the intensifying competitive pressures in conventional telephone services including long-distance telephony, telephone companies have been turning to DSL services as a way to create a new source of revenue that leverages their existing copper plant investment and customer relationships. The requirement for new revenue flows is worldwide, resulting in the spread in calendar 2000 of mass market deployments of DSL from North America to Europe and Asia.

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

   Data, voice and video can all be delivered over DSL, enabling service providers to offer a wide range of new value-add services. To date, the focus has been on the application of DSL technologies to deliver high-speed access to the Internet. Within that domain, there is now significant pressure for additional functionality in the form of access provided, notably: 1) IP-routing at the access point, which enables the customer to use multiple-PCs or other terminals for Internet access, and 2) Data Security (which itself is most easily implemented as part of IP-router). These pressures for additional functionality drive demand for the sophisticated, easy-to-use cost-effective communications processing which Virata provides. Even more exciting opportunities lie ahead with the introduction of voice and video over DSL services. Home and office gateways that include voice telephony capabilities-- typically known as Integrated Access Devices or IADs--can deliver multiple lines of toll-quality voice over a single twisted copper pair to the home or business. Voice over DSL requires sophisticated voice processing algorithms, highly capable call-control software to support the interface to the public telephone system and advanced user features, as well as specially tuned and extended network protocol software to ensure toll-quality audio. While the technical challenges of voice IADs are substantial, voice support is fast becoming the next major requirement for DSL equipment manufacturers.

   We believe that DSL implementations offer several attractive benefits over other broadband technologies, including:

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

   Fixed wireless serves similar needs to those served by DSL. First, and most importantly, it provides high speed data access to the Internet. Second, it is capable in some circumstances of supporting advanced applications such as voice. We believe fixed wireless is most often deployed in the following circumstances:

  . If copper loop infrastructure is unsuitable, and in particular if the copper local loop is more than 18,000 feet long, then DSL cannot be used. Fixed wireless provides a cost effective way to serve those customers who are beyond the range of DSL technologies.

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

   Equipment manufacturers encounter a number of challenges in their effort to meet the demands of the growing broadband local-loop market. These challenges include constantly evolving technology and networking standards, an expanding range of feature expectations and shorter product life-cycles. To meet these challenges and reduce the time it takes for their products to reach the market, equipment manufacturers are increasingly relying on multiple third-party vendors to deliver critical component building blocks that can be incorporated into a complete DSL product.

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

The Virata Solution

   We provide a solution that combines communications processors and DSL PHYs with integrated software modules to manufacturers of equipment utilizing DSL and broadband wireless technologies. We believe that our systems expertise, "integrated software on silicon"(TM) product solutions and support services will enable our customers to simplify product development, reduce the time it takes for products to reach the market and focus resources on product differentiation and enhancement. Our communications processors perform system functions that require real-time processing speed and are technically mature and are thus less likely to change as standards evolve. Our proprietary software is used for protocol processing, management and control of network and semiconductor interfaces, allowing our communications processors to be fine tuned or fully customized for specific applications. This approach delivers off-the-shelf functionality for rapid development, scalability from single PCs to complex edge routers and flexibility to add new features and quickly respond to evolving standards. Key features of our solution include:

  . Flexible design. Our products are based on a flexible design that simplifies the addition of features. This design enables new services such as voice, video and security to be added incrementally as broadband solutions evolve.

  . High levels of feature integration. We offer semiconductor solutions which are PHY-independent or include a DSL PHY either integrated or as part of a chipset. Our PHY-independent devices use generic, industry standard interfaces that attach to any third party DSL physical layer semiconductor and some fixed wireless physical layer semiconductors, which are the other primary semiconductor components required for broadband access communications equipment. By being PHY-independent, these products offer OEMs the maximum flexibility to choose the PHY to match a wide array of applications within the broadband local loop. We believe that our PHY-included products, which incorporate a DSL PHY, are the most integrated DSL equipment solutions currently available and offer OEMs the most cost-effective solution for DSL equipment designs.

  . Compelling price/performance. By designing software to run only on our semiconductors, we are able to achieve efficiency in silicon area and code size. The combination of these features results in high performance, low power consumption and compelling price/performance.

  . Standards compliant. Our products are compliant with relevant ADSL Forum, ATM Forum, IETF, ITU and other industry standards. Such standards evolve over time and our products are designed to accommodate such changes.

   We believe our customers receive the following key benefits from using our solutions:

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

  . License our software to all customers. By standardizing on our software, our customers build a foundation for integrating additional functionality and designing next generation products. We believe that once a customer employs our architecture and experiences the benefits of our systems expertise, we become that customer's preferred partner for future products.

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

  . Pursue strategic acquisitions. Our strategy is to enhance our growth capability by pursuing selective acquisitions. This strategy allows us to more rapidly obtain complementary technologies and engineering talent and to access certain markets and key customer relationships. Consistent with this strategy, we have made a number of acquisitions to date, including RSA Communications, D2 Technologies, Inverness Systems, Agranat Systems and Excess Bandwidth. We believe completing further selective acquisitions will be important to remain competitive as a complete solutions provider to manufacturers of broadband access equipment.

  . Leverage products and technologies into adjacent market spaces. Where our products and technology portfolio can be effectively leveraged into opportunities that are additional to DSL, we will seek to expand its revenues and net margin dollars by pursuing said opportunities. Our involvement in the fixed wireless broadband local loop is a current example.

Products

   We specialize in communications processors that are integrated with a comprehensive suite of software for broadband local loop, including DSL, equipment manufacturers. We offer solutions which are either PHY-independent or include a DSL PHY. Our PHY-independent communications processors perform the critical content encapsulation and content routing functionality required in broadband local loop equipment, which is commonly referred to as layer 2 and layer 3 processing. Our system combines multiple elements required for managing the addressing, routing, switching and protocol conversions needed to encapsulate and route information packets. Our PHY-inclusive solutions incorporate all the functionality of the PHY-independent products together with a DSL PHY all on the same semiconductor. This choice of a PHY-independent or PHY-inclusive product, each featuring integration of a communications processor and software, provides our customers a comprehensive, tested, self sufficient solution that replaces semiconductors, software and support previously sourced from multiple vendors.

 Semiconductor Products

   We offer four families of semiconductors products: the PHY-independent communications processors; the PHY-integrated communications processors; non-integrated PHY chips; and voice DSPs.

   In the PHY-independent communications processor part of the product range, we feature products which combine dual CPUs for processing, hardware-accelerators for additional performance, peripheral integration including PCI, USB, and Ethernet, and flexible expansion interfaces to enable customers to add capabilities such as home wireless networking.

                                                                                     Introduction
Product                  Interfaces                    Target Applications               Date
-------                  ----------------------------  ----------------------------  ------------
Helium.................. USB, Utopia 1/2, ADSL         DSL external modems,           June 1999
                         T1.432, EPB, HDLC and         gateways, routers, DSLAMs
                         10BaseT Ethernet              and DLC line cards

Lithium................. PCI, Utopia 1/2 and ADSL      DSL internal and external     October 1999
                         T1.432                        modems, gateways and set-top
                                                       boxes

Helium 200.............. USB, Utopia 1/2, ADSL         DSL external modems,          January 2001
                         T1.432, EPB, PCMCIA HDLC and  gateways, routers, DSLAMs
                         10/100 MII                    and DLC line cards

Helium 210.............. USB, Utopia 1/2, ADSL         DSL external modems,          January 2001
                         T1.432, EPB, PCMCIA HDLC,     gateways, routers, DSLAMs
                         10/100 MII and 10/100         and DLC line cards
                         Ethernet

   We have also developed a new generation of products that combine ADSL PHY layer processing along with the layer 2 and layer 3 functionality of Helium and Lithium into a single highly integrated device. The first PHY-inclusive product we have developed for this market is Beryllium. Beryllium is offered with a separate analog front end semiconductor called Neon.

                                                                                     Introduction
Product                  Interfaces                    Target Applications               Date
-------                  ----------------------------  ----------------------------  ------------
Beryllium............... ADSL, PCI, USB and MII        ADSL external bridges,         March 2000
                         interfaces (for 10/100        routers and gateways
                         Ethernet and homephone-line
                         networking)

Neon.................... AFE-interface                 Analog front end for use      October 2000
                                                       with Beryllium

   Beryllium takes the communications processing capabilities of Helium and Lithium and adds an on-chip ADSL transceiver or PHY, eliminating a large and expensive component from ADSL equipment. Representing the industry's first "ADSL home router on a chip," we believe Beryllium can lower equipment costs by a substantial amount. Using a Virata-patented invention, Beryllium has also delivered superior performance at longer distances from the central office versus the current generation of ADSL routers in performance tests undertaken by Virata.

   Beryllium provides a highly integrated solution for ADSL bridges and routers, with the ability to provide local area interfaces such as 10/100 Ethernet, HomePNA (using home telephone wiring for the home network), home powerline, and home wireless. It is also well suited for voice IADs.

   Additionally, we market non-integrated PHY semiconductors, notably the Aluminum 200 SHDSL. SHDSL is a new form of DSL that differs from ADSL principally in providing symmetric (same data rate from the Internet and to the Internet) service where ADSL provides asymmetric (higher data rate from the Internet than to the Internet). SHDSL is also easier to "repeater" over very long distances. SHDSL is finding its principal market in providing DSL service to business, while ADSL is used primarily to provide consumer DSL. Aluminum 200 offers unique benefits of long reach, high performance, and high noise tolerance in comparison to other SHDSL PHYs in the market. The product can be sold on its own, but more typically is purchased as part of a chipset including a Virata PHY-independent communications processor and networking software, enabling a remarkably complete SHDSL equipment solution to be built using our technology.

                                                                                     Introduction
Product                  Interfaces                    Target Applications               Date
-------                  ----------------------------  ----------------------------  ------------
Aluminum 200............ Serial data, 8-bit host,      SHDSL modems, bridges,          May 2001
                         Utopia, AFE-interface         routers
                                                       and gateways

Aluminum 200 AFE........ AFE-interface                 Analog front end for use        May 2001
                                                       with Aluminum 200

   We market TI-compatible "Magnesium" voice DSP bundled with our industry-leading voice-processing software. Magnesium, with its voice software, can be purchased as a standalone product, but is most commonly purchased as part of a chipset including a Virata communications processor and networking software. The Magnesium plus Helium chipset plus comprehensive is marketed as "Azurite", a solution for DSL voice IADs.

                                                                                     Introduction
Product                  Interfaces                    Target Applications               Date
-------                  ----------------------------  ----------------------------  ------------
Magnesium 02............ TDM and HPI                   Voice Processing                May 2000

Magnesium 04............ TDM and HPI                   Voice Processing                May 2000

Magnesium 09............ TDM and HPI                   Voice Processing                May 2000

 Products Under Development

   We are developing new PHY-independent, PHY-inclusive and non-integrated PHY semiconductors with higher feature content such as voice, video and security capabilities and higher performance levels to meet the ever increasing demands of broadband equipment manufacturers.

 Software

   Our extensive suite of software is key to providing flexible, off-the-shelf communications processing solutions. Multiple software modules deliver management and support for functions at the link, protocol and physical layers. These modules either operate on top of ATMOS, our operating system kernel, which is optimized for communications applications that run on ARM RISC microprocessors, or on top of VxWorks, a general purpose and widely used operating system kernel from Wind River Systems. The software provides our customers a ready-to-deploy menu of over 50 modules to meet their specific product requirements. Together, these modules complete a customized, sophisticated system that supports multiple functions including quality of service, system management, bridging, tunneling, address translation, signaling and routing. Addition of the communications algorithms for the ITU DSL standards complements the layer 2 and layer 3 code for our PHY-inclusive solutions. We also offer customers a full set of software development tools including compilers, linkers and other special-purpose tools.

   We are also expanding our software to address the increasing need for security by adding firewall and IPSec capability, and to increase the manageability of equipment built using our technology with software that includes an embedded web server, auto-configuration of DSL services (T-37 and OpenDSL), and the Universal Plug-and-Play ("UPnP").

   Certain Virata software modules, notably Virata's implementation of an embedded web server ("EmWeb"), the universal plug-and-play protocol for automatic configuration of networked devices (UPnP), an advanced IP-switching stack (MPLS), and some voice algorithm software, have applicability beyond the markets directly addressed by Virata's semiconductors. Accordingly, where Virata sees long term business value, Virata sells these software items as "Standalone Software Products", with the goals of both increasing revenues and also spreading Virata's technology as widely as possible, which in turn assists the company in addressing end-to-end networking issues as well as deepening some important customer relationships.

Design and Support Services

   We offer a number of designs and support services which we believe add substantial value to our product offerings. Our key services are detailed below:

 Reference Design Services

   Our Customer Services and Solutions group specializes in speeding customers' time to market by developing reference designs featuring board-level hardware and software products from third parties.

Examples include modem solutions featuring ADSL PHYs supplied by ST Microelectronics. We recently introduced a home-wireless router design kit which teams our Helium processor with 802.11b wireless LAN technology from Intersil.

 Technical Support Services

   Once customers have purchased a license for our software, they desire to quickly and efficiently commence product development. We assist our customers by providing training in the use of our semiconductors and software development systems. Our Technical Advice Center delivers technical assistance to customers and manages our extranet site, which is accessible to all of our customers, through which we deliver new software and documentation and take action on bug reports. Our technical consultants, field application engineers (FAEs) and, as appropriate, development engineers assist our customers throughout the product development cycle, and may include formal and informal design reviews.

 Evaluation Systems

   We help our customers accelerate their product development programs by designing a board-level evaluation system for each application specific standard parts ("ASSP") product. Typically, each time a new ASSP is introduced, an evaluation system featuring the new product is made available to our customers simultaneously with the first release to customers of the new semiconductor. This approach provides an effective way for our customers to evaluate the new semiconductor and its software while enabling designers to add their own functionality.

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

   The architecture is based on a dual bus structure. One bus connects the embedded ARM RISC processors used for protocol processing, network processing and other control functions with a wide range of physical interfaces. These physical interfaces support connection of our communications processors to other semiconductors and memory systems as well as to external devices such as PCs and Ethernet hubs. The second bus supports DSPs and other specialized processors required for on-chip DSL PHY-layer processing, voice or video processing. Both buses access common resources such as an SDRAM controller, an interprocessor gateway, processor registers and debugging facilities.

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

 Communications Algorithms and Digital Signal Processing

   Communications algorithms are the processes and techniques used to transform a digital data stream to and from a specially conditioned signal suitable for transmission across copper telephone wires. We have extensive experience in the physical-layer issues involved in developing and implementing the algorithms required for this conditioning, and have leveraged that expertise to develop the solutions required for the ITU DSL standards. PHY layer code is executed in our Beryllium communications processor using a compact, low power DSP supported by fixed function hardware blocks, and in our SHDSL Aluminum 200 product by a RISC processor supported by parameterized hardware blocks.

 Voice Algorithms and Digital Signal Processing

   Advanced telephony and voice solutions also require DSP algorithms which we access through our recent acquisition of D2 Technologies. Algorithms include basic encoding such as G.711 and G.726; advanced encoding such as G.723, G.728 and G.729; echo cancellation including single and multi reflector G.168; fax relay; and voicemail capability. The G.xxx algorithm implementations are based on ITU standards, and achieve an industry leading level of algorithmic performance measured in DSP millions-of-instructions-per-second, or MIPS, for a given number of voice channels, saving customers money by enabling them to use less powerful DSPs than they would otherwise have to for their applications. Voice algorithms typically run on a DSP external to our communications processor. Our communications processors include interfaces that allow them to seamlessly connect to popular voice DSPs including the C54xx series from Texas Instruments.

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

 Management and Ease-of-Use Software

   Enabling products to be easy to install and use is a key benefit for consumers, and is also key for service providers responsible for product rollout and support. Accordingly, we provide software to address these issues including--autoconfiguration implementations of the DSL Forum's TR-0037 and OpenDSL standards; embedded web-server for user monitoring and configuration; and UPnP for remote automated configuration by and of PCs and other network terminals.

 Systems-Level Expertise

   We have accumulated experience designing systems-level products that meet the technical challenges of the local loop environment and of interoperability with products from other suppliers. This know-how is embedded in our products. Our customers additionally benefit from this experience during their product architecture and design milestone reviews.

Customers

   We sell our products to established telecommunications equipment vendors, modem manufacturers and broadband access equipment companies, including 67 customers who have licensed our software. However, we depend on a relatively small number of customers for a large percentage of our revenues. For the fiscal year ended April 1, 2001, our largest customers in terms of revenue included (in alphabetical order): Ambit, Arescom, Aztech, Efficient Networks, Ericsson, Orckit Communications, Siemens, TECOM, Westell Technologies, and Xavi Technologies. In addition, we do not have purchase orders with any of our customers that obligate them to continue to purchase our products and any of these customers could cease purchasing our products at any time.

   Our ASSPs are employed by our customers in the following representative product types:

  .  DSL modems which are connected to a PC via a USB or Ethernet link;

  .  Gateways and routers; and

  .  DSLAMs and DLCs.

   We depend on a relatively small number of customers for a large percentage of our revenues. Westell Technologies and Siemens accounted for 19.6% and 14.6%, respectively, of our total revenues for the fiscal year ended April 1, 2001. We do not have purchase orders with any of our customers that obligate them to continue to purchase our products and these customers could cease purchasing our products at any time. As of April 1, 2001 and April 2, 2000, our backlog were approximately $24.5 million and $24.9 million, respectively, including the backlog for semiconductors, which were approximately $20.0 million and $20.5 million, respectively.

   International revenues, from customers located outside of the United States, accounted for 49.6% of our total revenues for the fiscal year ended April 1, 2001, 43.6% for the fiscal year ended April 2, 2000, and 40.3% for the fiscal year ended March 31, 1999. For the fiscal year ended April 1, 2001, sales from customers in Germany and Taiwan represented 15.9% and 13.1% of total revenues, respectively. For the fiscal year ended April 2, 2000, sales from customers in Israel represented 23.3% of total revenues. For the fiscal year ended March 31, 1999, sales from customers in Israel represented 16.5% of total revenues. However, almost all of our international revenues are transacted in U.S. dollars, which reduces our exposure to fluctuations in revenues attributable to changes in foreign currency exchange rates.

Sales and Marketing

   Our sales and marketing strategy is to license our software and secure design wins with industry leaders in emerging high growth segments of the broadband access equipment market. We typically license our software to a customer at the time we achieve an initial design win. Following training, the customer then designs products incorporating our communications processors, which they purchase separately from us. As a result, prior to completing the license agreement, our FAEs and development engineers often act as consultants to customers to assist them with their architectural decisions. We generally employ a direct sales model to build a close relationship with customers both prior to and following the execution of a license. In foreign countries such as Korea, Japan, China and certain South American countries, we work with representative firms.

   Generally, our sales team consists of qualified engineers who are located in California, Massachusetts, Illinois, Texas, North Carolina, Canada, the United Kingdom, Germany, Israel, Taiwan, Hong Kong, Singapore, Korea and Japan providing coverage of the U.S., Europe and Asia. The sales team is supported by FAEs and development engineers that work directly with customers on their new product developments.

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

Research and Development

   As of June 6, 2001, we had 258 employees engaged in research and development based in California, Massachusetts, North Carolina, England and Israel. Of these employees, 134 have advanced degrees, including 27 with Ph.D.s. Several individuals were early developers in analog modem software, voice algorithms, IP telephony and ATM technologies.

   Since mid-1998, we have invested a significant portion of our research and development expenditures in the development of Beryllium and Boron and associated software to address the ADSL market. Consistent with our strategy to enhance our capabilities by pursuing selective acquisitions, we acquired D2 Technologies, Inverness Systems, Agranat Systems and Excess Bandwidth, each of which creates new market opportunities for us. We believe that we must continue to innovate, extend the range and enhance our products and services to maintain our leadership position. We cannot be sure that our research and development efforts will result in the introduction of a new product or product enhancements or that any new product will achieve market acceptance. We will invest further to expand our research and development staff and capabilities. Our research and development expenditures were $37.7 million, $15.0 million and $9.3 million for the fiscal years ended April 1, 2001, April 2, 2000, and March 31, 1999, respectively.

Manufacturing

   We outsource the wafer manufacturing, assembly, testing, warehousing and shipment of all of our semiconductors. This fabless semiconductor model allows us to focus our resources on the design, development, marketing and sales of our products. Our Helium and Lithium communications processors, our Magnesium line of voice processors and our Neon AFE (analog front end) product, have all been sourced from high-quality suppliers that deliver fully assembled and tested products. For our Beryllium, Helium 200 and Helium 210 communications processors, and our Aluminum 200 g.shdsl PHY and accompanying Aluminum 200 AFE, we separately outsource the wafer fabrication, assembly and test functions from different contractors. Employing the services of the world's two top wafer foundries, as well as the skills of two of the world's foremost assembly and test suppliers, has served to dramatically improve manufacturing efficiencies and lower overall product costs.

   The Helium and Lithium ASSP products incorporate embedded ARM RISC microprocessors and are supplied by companies that have an ARM license. In June 1999, we entered into a per semiconductor design license agreement with ARM, the worldwide leader in silicon intellectual property, which allows us to select foundry suppliers that best meet our quality, delivery and cost objectives. Our Beryllium, Helium 200 and Helium 210 communications processors are supplied by United Microelectronics Corporation ("UMC") under the provisions of the ARM license. We additionally and similarly have licensed microprocessor cores from MIPS to enable Virata to choose it's preferred worldwide supplier with respect to wafer fabricating our symmetric family of products; in this case, Taiwan Semiconductor Manufacturing Company, Ltd ("TSMC"). We have expanded our operations team so that we are able to assume more of the manufacturing and quality control responsibilities as well as develop and maintain contractor relationships with multiple suppliers. Given our reliance on third party suppliers, including semiconductor foundries, for substantially all of our semiconductor requirements, we have taken action to better ensure that we can obtain products within the time frames and in the volumes required by us at an affordable cost. For example, we have a guaranteed capacity and pricing commitment from both UMC and TSMC, which covers all Virata-required wafers through calendar 2001. However, on some occasions we have experienced delays and may in the future experience delays in receiving semiconductors from these foundries. Any problems associated with the delivery, quality or cost of the assembly and testing of our products could impact our business, financial condition and results of operations.

   Our inventory storage and warehousing function is contracted to a global freight forwarding service provider. We also drop ship from several of our third party manufacturing locations, enabling more timely product delivery to our worldwide customer base. Our ordering systems undergo continual business-process-level improvements, resulting in shortened order commit lead times and product sourcing cycle times.

   We only employ standard processes at high-quality, high-volume manufacturers. We have undergone third party quality and reliability evaluations of our products, which resulted in the successful certification of our semiconductors for high-volume, commodity-type applications. Virata was ISO-9002 certified in 2000 for a three-year period, and recently successfully passed its one-year surveillance audit.

Competition

   The communications semiconductor market is intensely competitive and characterized by rapid technological change, evolving standards, short product life cycles and price erosion. Major competitive factors in the market we address include technical innovation, product features and performance, level of integration, reliability, price, total system cost, time-to-market, customer support and reputation. We believe that while today no other single company offers a competing integrated solution, there is competition with respect to individual elements of our solution. We also believe that competition may increase substantially as the introduction of new technologies and potential regulatory changes create new opportunities for established and emerging companies.

   We face competition from semiconductor device suppliers, software development companies and vertically integrated telecommunications equipment vendors. We believe our principal competitors for each of our products include:

  . Helium and Lithium, our PHY-independent ASSPs: devices from Intel, Texas Instruments and Motorola;

  . Beryllium, our PHY-inclusive, ADSL products: devices from Alcatel Microelectronics, Analog Devices, Centillium Technology, Mindspeed, GlobeSpan, Lucent Technologies and Texas Instruments;

  . Software: operating systems and software stacks from Wind River Systems and its recently acquired subsidiary, Integrated Systems; and networking and protocol layer software from, Microsoft; Intel and Mindspeed; and voice software from Broadcom through their 1999 acquisition of Hothaus and Texas Instruments through their 1999 acquisition of Telogy.

   In addition, there have been a number of announcements by other semiconductor companies that they intend to enter the market segments adjacent to or addressed by our products, including Broadcom and Ishoni as Helium and Lithium competitors, GlobeSpan as a Beryllium competitor, and Linux shareware as a software competitor.

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

   As of June 20, 2001, we have been granted ten patents in the United States, with a number of counterpart patents in other countries. In addition, we have 28 patent applications pending in the United States. We also have counterpart patent applications pending in various countries including the United Kingdom and a number of countries in Europe and Asia. These patents may never be issued. Even if these patents are issued, taken together with our existing patents, they may not provide sufficiently broad protection to protect our proprietary rights, or they may prove to be unenforceable. We also utilize unpatented proprietary know-how and trade secrets and employ various methods to protect our trade secrets and know-how.

   From time to time, we may desire or be required to renew or to obtain licenses from others in order to further develop and market commercially viable products effectively. We cannot be sure that any necessary licenses will be available or will be available on reasonable terms.

   We have registered and/or filed for registration a number of the following trademarks in the United States and a number of countries in Europe and Asia:
"Virata," "ATMOS" and "ATOM", Virata Logo, "ISOS," "Integrated Software On Silicon". "Proton," "Hydrogen," "Helium," "Lithium," "Beryllium," "Boron" and "Neon" are also trademarks of Virata Corporation.

Employees

   As of June 6, 2001, we had 408 full-time employees and contractors in our worldwide operations. Of that total, 258 were primarily engaged in engineering, 72 were engaged in sales and marketing, 14 were engaged in our manufacturing operations and the remainder were engaged in information technology, financial and administrative functions. As of June 6, 2001, our employees were employed at the following locations:

  .  258 of our employees were employed in North America;

  .  92 of our employees were employed in the United Kingdom and Europe;

  .  43 of our employees were employed in Israel;

  .  15 of our employees were employed in Asia;

   None of our employees are covered by, nor are we a party to, any collective bargaining agreement. We believe our employee relations are good.

Executive Officers and Directors

   As of June 6, 2001, the executive officers and directors of Virata were as follows:

   Name                          Age Position
   ----------------------------  --- -------------------------------------
   Charles Cotton..............   54 Chief Executive Officer and Director
   Andrew Vought...............   46 Senior Vice President, Finance, Chief
                                     Financial Officer and Secretary
   Martin Jackson..............   41 Chief Technology Officer and Director
   Thomas Cooper...............   52 Senior Vice President, Corporate
                                     Development
   John Graham.................   51 Vice President, Human Resources
   Duncan Greatwood............   33 Vice President, Marketing
   Daniel Karr.................   41 Vice President, Worldwide Sales
   Arthur Miller...............   54 Vice President, Worldwide Engineering
   Dr. Hermann Hauser..........   52 Chairman of the Board
   Marco De Benedetti..........   39 Director
   Gary Bloom..................   40 Director
   Professor Andrew Hopper.....   48 Director
   Peter Morris................   45 Director
   Patrick Sayer...............   43 Director
   Giuseppe Zocco..............   35 Director

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

   Martin Jackson is our Chief Technology Officer and has directed new product development since joining us in April 1994. Prior to joining us, Mr. Jackson was a co-founder and Vice President of Technology of EO-formerly Active Book Company. Mr. Jackson also co-founded Tadpole Technology, a developer of high performance computer boards. Mr. Jackson is acknowledged as a leader in the application of asynchronous transfer mode technology for provisioning broadband in the local loop and serves on the board of directors of the DSL Forum. Mr. Jackson holds an M.A. in Electrical Sciences from the University of Cambridge.

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

   John Graham joined us in July 2000 as Vice President--Human Resources. Prior to joining us Mr. Graham was the Resourcing & Development Director at Marconi Plc, before which he held the same position with BAE Systems where he worked from 1991 to 1998. Mr. Graham was the HR & Customer Services Director at Orange the mobile network company, prior to which he held senior HR positions in the automotive and computer industries, he also ran a Recruitment & Search Consultancy. Mr. Graham holds an honors degree in Management Sciences from the University of Manchester Institute of Science & Technology.

   Duncan Greatwood became our Vice President, Marketing, and previously served as our Vice President, European Sales since joining us in November 1997. Prior to joining us, Mr. Greatwood held a variety of management positions in the software engineering and marketing functions of Madge Networks, a network equipment company, from 1989 to November 1997. At Madge Networks, Mr. Greatwood was responsible for activities in the areas of voice-over-IP (Internet Protocol) and multiservice networking. Mr. Greatwood holds a degree in Mathematics from Oxford University and a M.B.A. from London Business School.

   Daniel Karr became our Vice President, Worldwide Sales in August 1999. Prior to joining us, Mr. Karr was Vice President of Worldwide Sales at S3, a supplier of multimedia hardware and software for the PC market, from April 1996 to August 1999. From January 1988 to April 1996, Mr. Karr held various positions at Cirrus Logic, a manufacturer of integrated circuits, where his last position was Sales Director. Mr. Karr earned a B.A. in Physics and Mathematics from Linfield College.

   Arthur Miller joined Virata in October 2000 as Vice President of Product Development Integration and was promoted to Vice President of Worldwide Engineering in January 2001. Prior to joining us, Mr. Miller was Vice President of Marketing for ZiLOG's communications business from January 2000 through September 2000. From 1984 through 1999, Mr. Miller held senior management positions with Motorola, most recently as Director of Business Development for their Data Communications and Networking Businesses in the U.S. and Europe, Middle East and Africa. Prior to joining Motorola, Mr. Miller held management positions with Texas Instruments. Mr. Miller holds a B.S. in Math from the USAF Academy; an MS EE from Massachusetts Institute of Technology (MIT); and an MBA from St. Edwards University.

   Dr. Hermann Hauser is one of our co-founders and has served as our Chairman since March 1993. Mr. Hauser also serves as a member of the Executive Committee of the Board of Directors. Dr. Hauser's principal occupation is Director of Amadeus Capital Partners Ltd., a venture capital fund management company a position he has held since December 1997. Dr. Hauser has also co-founded more than 20 other high technology companies, including Acorn Computer Group plc, EO Ltd., Harlequin, IXI Ltd., Vocalis, Electronic Share Information, Advanced Displays Limited and SynGenix. Dr. Hauser holds a Ph.D. in Physics from Cambridge University.

   Marco De Benedetti has served as a member of our board of directors since July 1994. Mr. De Benedetti has been the Chairman and Managing Director of Telecom Italia Mobile S.p.A., Europe's largest cellular phone operator since July 1999. Prior to joining Telecom Italia Mobile, Mr. De Benedetti was chairman of Infostrada S.p.A., a company controlled by Olivetti operating as an alternative fixed line carrier in Italy from 1996 to July 1999. From 1990 to 1996, Mr. De Benedetti held various positions in the Olivetti Group where he became Marketing Director in 1995. Prior to joining Olivetti in 1990, Mr. De Benedetti worked for the investment bank Wasserstein, Perella & Co. in mergers and acquisitions from 1987 to 1989. Mr. De Benedetti holds a M.B.A. from the Wharton School of the University of Pennsylvania and a B.S. in Economics and History from Wesleyan University.

   Gary Bloom has served as a member of our board of directors since February 1999. Mr. Bloom also serves as a member of the Compensation Committee of the Broad of Directors. Mr. Bloom has been the Chief Executive Officer, President and a director of Veritas Software since November 2000. Prior to that time, Mr. Bloom served as Executive Vice President of Oracle Corporation and was employed by Oracle from September 1986 to November 2000. Mr. Bloom received a B.S. in Computer Science from California Polytechnic State University at San Luis Obispo.

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

   Peter T. Morris has served as a member of our board of directors since May 1995. Mr. Morris also serves as a member of the Executive Committee and the Audit Committee of the Board of Directors. Mr. Morris is a General Partner of New Enterprise Associates, a private venture capital firm, in Menlo Park, California, where he has been employed since 1992. Mr. Morris specializes in information technologies, with a focus on communications and the Internet. His current board memberships include Gadzoox Networks Inc., Packeteer Inc. and several private companies. Before joining New Enterprise Associates, Mr. Morris served in various capacities with Telebit Corporation from 1987 to 1991. Prior to that he was with Montgomery Securities, an investment bank, from 1985 to 1987, and Bain & Company, a management consultancy firm, from 1980 to 1982. Mr. Morris holds a M.B.A. and a B.S. in Electrical Engineering from Stanford University.

   Patrick Sayer has served as a member of our board of directors since June 1998. Mr. Sayer also serves as a member of the Audit Committee of the Board of Directors. Mr. Sayer is a Managing Director at Lazard, a leading global investment bank, where he has overseen the Internet and Technology sector since 1999. Since 1995, Mr. Sayer has also held the position of General Partner in Lazard (Paris). Mr. Sayer has worked within Lazard since 1992, holding positions in the international advisory group, the corporate finance department and the mergers and acquisitions department. In addition, Mr. Sayer is a director and an investment advisor of AZEO, a public holding company, and is a director of the following public companies: Sidel, Ipsos, Infogrames Entertainment, and Oberthur Card Systems. Mr. Sayer is a graduate of Ecole Polytechnique and Ecole des Mines de Paris.

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

 Director Resignation

   Bandel Carano resigned as a director effective May 12, 2001. The Board of Directors accepted his resignation on May 22, 2001. The seat is currently vacant.

Risk Factors

   The risks described below and the other information included in this Annual Report should be carefully considered. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be harmed. These risk factors are not intended to represent a complete list of the general or specific risk factors that may affect us.

 Because we have a limited operating history selling products to the digital subscriber line, or DSL, market, we cannot be sure that we can successfully implement our business strategy

   We have not had a long history of selling our products to the DSL market or generating significant revenues and many of our products have only recently been introduced. Furthermore, we have limited historical financial data that can be used in evaluating our business prospects and in projecting future operating results. For example, we cannot forecast operating expenses based on our historical results because they are limited, and we are instead required to forecast expenses based in part on future revenue projections. Most of our expenses are fixed in the short term and we may not be able to quickly reduce spending if our revenue is lower than we had projected. Therefore net losses in a given quarter could be greater than expected. In addition, our ability to accurately forecast our revenue going forward is limited which makes it difficult to predict in which quarter sales will occur.

   You must consider our prospects in light of the risks, expenses and difficulties we might encounter because we are at an early stage of development in a new and rapidly evolving market. Many of these risks are described under the sub-headings below. We may not successfully address any or all of these risks and our business strategy may not be successful.

 Because we may not be able to achieve or sustain profitability or positive cash flow, the price of our stock may decline and we may not be able to implement our business strategy

   We have not reported an operating profit for any fiscal year since our incorporation and have an accumulated deficit of $248.5 million at April 1, 2001. We expect to continue to incur net losses, and these losses may be substantial. Due to our continuing substantial capital expenditures and product development, sales, marketing and administrative expenses, we will need to generate significant revenues to achieve profitability and positive cash flow. We cannot be sure that we will be able to generate such revenues or achieve profitability or positive cash flow. Even if we do achieve profitability and positive cash flow, we may not be able to sustain or increase profitability or cash flow on a quarterly or annual basis. Our ability to generate future revenues will depend on a number of factors, many of which are beyond our control. These factors include:

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

  .  the volume and average cost of products manufactured; and

  . the timing and size of expenses, including expenses to develop new products and product improvements.

   Accordingly, our revenues, expenses and results of operations could vary significantly in the future, and you should not rely upon period-to-period comparisons as indications of future performance. Such fluctuations may make our stock unattractive to investors and result in a decline in the price of our stock.

 Because our business is dependent upon the broad deployment of DSL services by telecommunications service providers, we may not be able to generate substantial sales of our products if such deployment does not occur

   Our products are incorporated in equipment that is targeted at end-users of DSL technologies. Consequently, the success of our products may depend upon the decision by telecommunications service providers to broadly deploy DSL technologies and the timing of such deployment. If telecommunications service providers do not offer DSL services on a timely basis, or if there are technical difficulties with the deployment of DSL services, sales of our products may decline, which would have a negative effect on our results of operations. Factors that may impact this deployment include:

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

  .  evolving industry standards for DSL technologies; and

  .  government regulation.

 Because DSL deployments may utilize an alternative CPE solution, we may not be able to generate substantial sales of our products and our results of operations may be negatively impacted

   Even if telecommunications service providers broadly deploy DSL technologies, such deployments may move away from bridges and routers as the dominate CPE solution and utilize low-end USB modems or another solution where our products are not required or our market share is substantially smaller. In such an event, if we are unable to attain or increase our market share with respect to the alternative deployment solution, then the demand for our products may decrease, which would have a negative impact on our operating results. In addition, even if we are able to participate in the market, the margins we realize in connection with any such alternative solution may be substantially less than the margins we currently realize. A significant decrease in our margins would have a negative impact on our results of operations.

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

 Because the requirements of our customers frequently change, we may not be able to anticipate trends in the markets for our products, which could result in a decline in sales of our products

   We must anticipate the price, performance and functionality requirements of equipment manufacturers who design DSL equipment. We must also successfully develop products that meet these requirements and make these products available on a timely basis and in sufficient quantities. If we do not anticipate trends in the DSL market and fail to meet the requirements of manufacturers of DSL equipment, we may be unable to generate substantial sales of our products, which would have a negative effect on our results of operations.

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

 Because we rely on the technology of third parties, the loss of or inability to obtain the third party technology could result in increased costs or delays in the production or improvement of our products

   We currently license needed access to technology of third parties to develop and manufacture our products, including licenses from Advanced RISC Machines, Broadcom, and Wind River Systems, Inc. If any of these third party providers were to change their product offerings or terminate our licenses, we would incur additional developmental costs and, perhaps, delays in production, or be forced to modify our existing or planned software product offerings. In addition, if the cost of any of these third party licenses or products significantly increases, we could suffer a resulting increase in costs or delays in our ability to manufacture our products or provide complete customer solutions and this could harm our results of operations. We cannot be sure that such third party licenses or substitutes will be available on commercially favorable terms.

 Because our customer base is concentrated, the loss of one or more of our customers may result in a loss of a significant amount of our revenues

   A relatively small number of customers account for a large percentage of our total revenues. We expect this trend to continue. Our business will be seriously harmed if we do not generate as much revenue as we expect from these customers, experience a loss of any of our significant customers or suffer a substantial reduction in orders from these customers. For the fiscal year ended April 1, 2001, Westell Technologies and Siemens accounted for 19.6% and 14.6%, respectively, of our total revenues. For the fiscal year ended
April 2, 2000, Orckit Communications and Westell Technologies accounted for 23.1% and 15.1%, respectively, of our total revenues. For the fiscal year ended March 31, 1999, Com21 and Orckit Communications accounted for 22.6% and 15.7%, respectively, of our total revenues. However, in order to minimize customers' inventory build up and maintain our strong customer relationships, we decided in December 2000 to reschedule and/or cancel semiconductor shipments that our customers had contractually agreed to receive in the six months ended April 1, 2001 and to revise the shipment schedule of the remaining products to Westell Technologies and to a limited number of our other customers in Asia and the United States. Our future success depends in significant part upon the decision of our customers to continue to purchase products from us. Furthermore, it is possible that equipment manufacturers may design and develop internally, or acquire, their own semiconductor technology, rather than continue to purchase semiconductors from third parties like us. If we are not successful in maintaining relationships with key customers and winning new customers, sales of our products may decline. In addition, because a significant portion of our business has been and is expected to continue to be derived from orders placed by a limited number of large customers, variations in the timing of these orders can cause significant fluctuations in our operating results.

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

 Because our customers are not subject to binding agreements, we cannot be certain that we will sell any of our products

   Achieving a design win with a customer does not create a binding commitment from that customer to purchase our products. Rather, a design win is solely an expression of interest by potential customers in purchasing our products and is not supported by binding commitments of any nature. Accordingly, a customer can choose at any time to discontinue using our products in their designs or product development efforts. Even if our products are chosen to be incorporated into a customer's products, we still may not realize significant revenues from that customer if their products are not commercially successful. In December 2000, we rescheduled and/or cancelled semiconductor shipments that our customers had contractually agreed to receive in the six months ended April 1, 2001 and revised the shipment schedule of the remaining products to Westell Technologies and to a limited number of our other customers in Asia and the United States. Therefore, we cannot be sure that any design win will result in purchase orders for our products, or that these purchase orders will not be later canceled. Our inability to convert design wins into actual sales and any cancellation of a purchase order could have a negative impact on our financial condition and results of operations.

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

 Because most of our revenues have been and will be derived from a limited number of products, we may not be able to generate sufficient revenues to sustain our business if any of these products fail to gain market acceptance

   For the fiscal year ended April 1, 2001, approximately 95.5% of our semiconductor revenues were generated from sales of our Helium products. For the fiscal year ended April 2, 2000, approximately 44.6%, 30.9%, and 24.5%, respectively, of our semiconductor revenues were generated from sales of our Helium, Hydrogen, and Proton Family products. We expect that a substantial portion of our total revenues will continue to be derived from our Helium, Helium derivatives and Beryllium. Therefore, broad market acceptance of the Helium, Helium derivatives and Beryllium is critical to our success. We cannot be sure that our products will attain broad market acceptance. The failure of our products to achieve broad market acceptance could result in a decrease in our revenues, which would have a negative impact on our results of operations and financial condition.

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

 Because we have significant operations in countries outside of the US, we may be subject to political, economic and other conditions affecting such countries that could result in increased operating expenses and regulation of our products

   Significant portions of our operations occur outside the United States. One of our principal subsidiaries is incorporated under the laws of, and its principal offices are located in, the United Kingdom. We also have a subsidiary and sales office in Taipei, Taiwan and sales offices in several other countries. In addition, on April 27, 2000, we completed the acquisition of Inverness Systems, Ltd, a privately-held corporation based in Israel. Our international operations are subject to a number of risks, including foreign currency exchange rate fluctuations; longer sales cycles; multiple, conflicting and changing governmental laws and regulations; protectionist laws and business practices that favor local competition; difficulties in collecting accounts receivable; and political and economic instability. In addition, in September 1999, Taiwan was affected by a significant earthquake. Recently there have been additional earthquakes and the risk of future earthquakes is significant due to the proximity of major earthquake fault lines in the area. Taiwan has also suffered from political unrest. Any future earthquakes, fire, flooding or other natural disasters, political unrest, labor strikes or work stoppages in Taiwan likely would result in the disruption of our operations at that facility. Finally, as a result of our acquisition of Inverness Systems, we are directly affected by the political, economic and military conditions affecting Israel. Major hostilities involving Israel, including current events, could significantly harm our business. Israel's economy has been subject to numerous destabilizing factors, including low foreign exchange reserves, fluctuations in world commodity prices, military conflicts and civil unrest. Although Israel has entered into various agreements with certain Arab countries and the Palestinian Authority, and various declarations have been signed in connection with efforts to resolve some of the economic and political problems in the Middle East, Israel is currently experiencing political and civil unrest. We cannot predict whether or in what manner these problems will be resolved. In addition, some of the officers and employees of Inverness are currently obligated to perform annual reserve duty in the Israeli armed forces and are subject to being called to active duty at any time under emergency circumstances. We cannot assess or predict the full impact of these obligations on our workforce or business.

 Because we incur a charge for National Insurance Contribution on any gain in the per share price of our stock for stock options exercised by our United Kingdom employees, a significant rise in our stock price may harm our results of operations and cash flows

   Under the laws of the United Kingdom, we must record a charge for National Insurance Contribution on options incurred on any gain in our per share price for stock options granted to our United Kingdom employees. The charge is calculated in the United Kingdom as the difference between the market value of our common stock at the close of the period and the exercise price of the option multiplied by a 12.2% tax rate. The calculation is applied to all options issued to our UK employees, vested and unvested. Due to the significant movement in our per share price in the six months ended October 1, 2000, the charge recorded was $4.2 million, creating a cash payment obligation payable upon exercise of vested options by a UK employee.

   In October 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on Issue No. 00-16, "Recognition and Measurement of Employer Payroll Taxes on Employee Stock-Based Compensation, whereby employer payroll taxes should be recognized as a liability when the tax obligation is triggered, which is generally the date the stock option is exercised. Through October 1, 2000, we estimated and recorded this liability for the National Insurance Contribution based upon total outstanding stock options held by its employees in the United Kingdom. Beginning in the quarter ended December 31, 2000, we began recording an additional liability only upon the exercise of options granted subsequent to October 1, 2000 to employees in the United Kingdom. No additional liability was recorded in the six month period ended April 1, 2001. Accordingly, a significant rise in our stock price may result in recorded charges that may harm our results of operations and cash payment obligations.

 Because we sell a significant portion of our products in countries other than the US, we may be subject to political, economic and other conditions affecting such countries that could result in decreased revenue for our products

   International revenues accounted for 49.6% of our total revenues for the fiscal year ended April 1, 2001, 43.6% for the fiscal year ended April 2, 2000, and 40.3% for the fiscal year ended March 31, 1999. We expect that sales to our international customers will continue to account for a significant portion of our total revenues for at least the next 12 months. Accordingly, we are subject to the political, economic and other conditions affecting countries or jurisdictions other than the United States, including Israel, Europe and Asia. Any interruption or curtailment of trade between the countries in which we operate and their present trading partners, change in exchange rates or a significant downturn in the political, economic or financial condition of these countries could cause demand for and revenue from our products to decrease, cause our costs of doing business to increase or subject us to increased regulation including future import and export restrictions.

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

 We may engage in future acquisitions that could dilute our stockholders' equity and harm our business, results of operations and financial condition

   Recently, we completed the acquisition of D2 Technologies, Inverness Systems, Excess Bandwidth and Agranat Systems.

   As part of our business strategy, from time to time, we expect to review opportunities to acquire and may acquire other businesses or products that will complement our existing product offerings, augment our market coverage or enhance our technological capabilities. Although we have no current agreements or negotiations underway with respect to any material acquisitions, we may make acquisitions of businesses, products or technologies in the future. However, we cannot be sure that we will be able to locate suitable acquisition opportunities. Future acquisitions by us could result in the following, any of which could seriously harm our results of operations or the price of our stock:

  . issuance of equity securities that would dilute our current stockholders' percentages of ownership;

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

 Use of our products requires significant training and support and because of our limited resources, we may not be able to support the demand for our products

   The development of equipment using our products requires significant training and support. If we are unable to provide this training and support for our products, more time may be necessary to complete the implementation process and customer satisfaction may be adversely affected. In addition, our suppliers may not be able to meet increased demand for our products. We cannot be sure that our systems, procedures or controls or those of our suppliers will be adequate to support the anticipated growth in our operations or the demand for our products. This may result in a decline in the sales of our products and have a negative impact on our results of operations.

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

 Because the markets in which we compete are highly competitive, and many of our competitors have greater resources us, we cannot be certain that our products will be accepted in the marketplace or capture market share

   The market for software and communications semiconductor solutions is intensely competitive and characterized by rapid technological change, evolving standards, short product life cycles and price erosion. We expect competition to intensify as current competitors expand their product offerings and new competitors enter the market. Given the highly competitive environment in which we operate, we cannot be sure that any competitive advantages enjoyed by our products would be sufficient to establish and sustain our products in the market. Any increase in price or other competition could result in erosion of our market share, to the extent we have obtained market share, and would have a negative impact on our financial condition and results of operations. We cannot be sure that we will have the financial resources, technical expertise or marketing and support capabilities to continue to compete successfully.

   We face competition from a variety of vendors, including software and semiconductor companies, which generally vary in size and in the scope and breadth of products and services offered. We also face competition from customers' or prospective customers' own internal development efforts. Many of the companies that compete or may compete in the future against us have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources. These competitors may also have pre-existing relationships with our customers or potential customers. As a result, they may be able to introduce new technologies, respond more quickly to changing customer requirements or devote greater resources to the development, promotion and sale of their products than we can. Our competitors may successfully integrate the functionality of our software and communication processors into their products and thereby render our products obsolete. Further, in the event of a manufacturing capacity shortage, these competitors may be able to manufacture products when we are unable to do so.

   We believe our principal competitors include or will include Alcatel Microelectronics, Analog Devices, Broadcom, Centillium Communications, Mindspeed, GlobeSpan, Intel, Lucent Technologies, Motorola and Texas Instruments. In addition, there have been a number of announcements by other semiconductor companies and smaller emerging companies that they intend to enter the market segments adjacent to or addressed by our products, including Broadcom and Ishoni as Helium and Lithium competitors, GlobeSpan as a Beryllium competitor, and Linux shareware as software competitor.

 Because the markets in which our customers compete are highly competitive, our customers may not be successful and they may not continue to purchase our products

   Many of our customers face significant competition in their markets. If our customers are unable to successfully market and sell their products that incorporate our products, these customers may cease to purchase our products, which may have a negative impact on our results of operations.

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

   Our success is dependent, in part, on our ability to:

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

 Because the development of new products requires substantial time and expense, we may not be able to recover our development costs

   The pursuit of necessary technological advances and the development of new products require substantial time and expense. Improvements to existing products or the introduction of new products by us or our competitors has the potential to provide lower cost alternatives to our existing products or to render these products obsolete, unmarketable or inoperable. The mere announcement of any improvement or new product could cause potential customers to defer or cancel purchases of existing products and services. Therefore, we cannot be sure that we will be able to recover the costs of the development of our products or succeed in adapting our business to advancements.

 Because other high-speed data transmission technologies may compete effectively with digital subscriber line services, our products may not achieve anticipated unit growth

   DSL services are competing with a variety of different broadband data transmission technologies, including cable modems, satellite and other wireless technologies. If any technology that is competing with DSL technology is more reliable, faster, less expensive or has other advantages over DSL technology, then the demand for our semiconductors may decrease, which would have a negative impact on our operating results.

 Because price competition among our competitors and volume purchases by large customers may result in a decrease in the average per unit selling price of our products, the gross margins for our products may decline

   We expect that price competition among our competitors and volume purchases of our products at discounted prices will have a negative effect on our gross margin for these products. We anticipate that average per unit selling prices of DSL semiconductors will continue to decline as product technologies mature. Since we do not manufacture our own products, we may be unable to reduce our manufacturing costs in response to declining average per unit selling prices. Many of our competitors are larger and have greater resources than us, and therefore may be able to achieve greater economies of scale and would be less vulnerable to price competition. Further, we expect that average per unit selling prices of our products will decrease in the future due to volume discounts to our large customers. These declines in average per unit selling prices will generally lead to declines in our gross margins for these products.

 Because the measures on which we rely to protect our intellectual property rights afford only limited protections, we may lose any competitive advantage we may have

   The measures on which we rely to protect our intellectual property afford only limited protection and we cannot be certain that these safeguards will adequately protect our intellectual property and other valuable competitive information. In addition, the laws of some countries in which we sell or plan to sell our products, including the Peoples' Republic of China, Korea and certain other Asian countries, may not protect our proprietary rights as fully as do the laws of the United States, the United Kingdom or Israel. If we are unable to adequately protect our proprietary rights, we may lose any competitive advantage we may have over our competitors. This may have a negative impact on sales of our products and our results of operations.

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

 Because our industry is characterized by frequent litigation over intellectual property rights, we may be required to incur substantial expenses and divert management resources

   The industries in which we compete are characterized by numerous allegations of patent infringement among competitors. Such an infringement claim could be asserted against us or by us in the future. The defense or prosecution of any such claim could result in our incurrence of substantial expenses and may divert significant management attention and other resources away from our operations. In the event of an adverse result in any future litigation or claim, we may be required to:

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

   Virata has recently been apprised of a lawsuit filed in the Federal Republic of Germany by QPSX Europe GmbH ("QPSX") against Siemens A.G.("Siemens"), for infringement of a European patent QPSX claims to have the right to enforce. Siemens is a licensee of Virata's wholly-owned subsidiary, Virata Israel (formerly Inverness Systems Ltd.), with respect to certain software. The license agreement between Virata Israel and Siemens provides for the indemnification of Siemens against claims of infringement based on Siemens' use of Virata Israel's software. Virata is presently investigating the nature and scope of QPSX's claims and whether indemnification of Siemens is warranted. As yet, Virata has made no determination regarding indemnity and Siemens has not invoked any right of indemnity. QPSX has informed Virata that it believes the lawsuit has a litigation value estimated at $54.6 million. Virata has made no determination of the value of the litigation. If Virata determines that indemnification of Siemens is appropriate, it intends to vigorously defend the QPSX lawsuit.

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

 Because our products and those of our customers are subject to government regulations, changes in current laws or regulations could cause sales of our products to decline

   The jurisdiction of the Federal Communications Commission, or FCC, extends to the entire U.S. communications industry, including our customers and their products and services that incorporate our products. Future FCC regulations affecting the U.S. communications services industry, our customers or our products may have a negative effect on our business. For example, FCC regulatory policies that affect the availability of data and Internet services may impede our customers' penetration into certain markets or affect the prices that they are able to charge. This may cause sales of our products to decline. In addition, international regulatory bodies have introduced new regulations for the communications industry. Delays caused by our compliance with regulatory requirements may result in order cancellations or postponements of product purchases by our customers, which would have a negative impact on our results of operations and financial condition.

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

ITEM 2--Properties.

   In April 2001, we signed a lease agreement for a new corporate headquarters in Santa Clara, California, consisting of approximately 47,432 square feet of office and laboratory space. The lease commenced in June 2001 and expires in August 2004. Our corporate headquarters include administration, sales and marketing, research and development, and operations functions. We also lease the following space for our other facilities:

                                 Total Square
   Locations                       Footage    Principal Use           Expiration Date
   ----------------------------  ------------ ---------------------   ----------------
   Cambridge, England..........     31,043    Office and laboratory   March 2021
                                              space
   Raleigh, North Carolina.....     42,972    Office and laboratory   November 2010
                                              space
   Santa Barbara, California...     11,909    Office and laboratory   January 2002 and
                                              space                   April 2002
   Kfar Saba, Israel...........     30,440    Office and laboratory   April 2006
                                              space
   Maynard, Massachusetts......     17,489    Office and laboratory   September 2005
                                              space

   In addition, we lease various sales and marketing facilities in the United
States, Japan, Taiwan, Hong Kong and several other countries.

   We have subleased or are actively seeking subtenants for our former operating locations in Cambridge, England, Raleigh, North Carolina, and
Cupertino, California still under lease as follows:

                                 Total Square
   Locations                       Footage    Sublease Status         Expiration Date
   ----------------------------  ------------ ---------------------   ----------------
   Cambridge, England..........     16,120    50% subleased           August 2005
   Raleigh, North Carolina.....     12,944    100% subleased          November 2003
   Cupertino, California.......     21,580    Seeking subtenants      January 2007

   We believe that our current facilities, together with planned expansions, will be adequate for at least the next twelve months.

ITEM 3--Legal Proceedings.

   We are not currently a party to any material legal proceedings, nor to our knowledge, is any such proceeding contemplated by governmental authorities.

ITEM 4--Submission of Matters to A Vote of Security Holders.

   None.

                                    PART II

ITEM 5--Market For Registrant's Common Stock and Related Stockholder Matters.

   Our common stock began trading on The Nasdaq Stock Market's National Market under the symbol "VRTA" effective November 17, 1999. Prior to that date, there was no public market for our Common Stock. The following table sets forth the range of high and low prices for our common stock for each period indicated adjusted to reflect the two-for-one split effective May 18, 2000:

                                                                  High    Low
                                                                 ------- ------
   Fiscal Year Ending April 2, 2000
   Third Quarter (beginning November 17, 1999).................. $ 20.50 $12.00
   Fourth Quarter............................................... $111.00 $13.50

   Fiscal Year Ending April 1, 2001
   First Quarter................................................ $ 72.06 $30.00
   Second Quarter............................................... $ 85.56 $46.00
   Third Quarter................................................ $ 71.00 $ 6.81
   Fourth Quarter............................................... $ 17.63 $ 8.38

   The last reported sale price for our common stock on the Nasdaq National Market was $10.27 per share on June 6, 2001. As of June 6, 2001, there were approximately 285 holders of record of our common stock.

   We have never declared nor paid any cash dividends on our capital stock. We currently intend to retain any future earnings for use in the operation and expansion of our business, and we do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

ITEM 6--Selected Financial Data.

                      SELECTED CONSOLIDATED FINANCIAL DATA

   The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes beginning on page 51 of this Annual Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 36 of this Annual Report. The selected consolidated statement of operations data for each of the three fiscal years ended April 1, 2001, April 2, 2000, and March 31, 1999, and the selected consolidated balance sheet data as of April 1, 2001 and April 2, 2000 are derived from, and qualified by reference to, the audited consolidated financial statements included elsewhere in this Annual Report. The selected consolidated statement of operations data for the fiscal years ended March 31, 1998, and 1997, and selected consolidated balance sheet data as of March 31, 1999, 1998, and 1997 are derived from audited financial statements not included in this Annual Report. Information for the fiscal year ended March 31, 1999 includes the results of operations for RSA Communications since July 17, 1998, the closing date of the acquisition. Information for the fiscal year ended April 2, 2000 includes the results of operations of D2 Technologies since February 10, 2000, the closing date of the acquisition. Information for the fiscal year ended April 1, 2001 includes the results of operations of Inverness Systems since April 27, 2000, the results of operations of Agranat Systems since August 16, 2000, and the results of operations of Excess Bandwidth since August 22, 2000, the closing dates of the acquisitions.

   Effective October 3, 1999, we changed our fiscal year such that each quarter ends on the Sunday closest to calendar quarter end.

                                                Year Ended
                             ----------------------------------------------------
                             April 1,   April 2,  March 31,  March 31,  March 31,
                               2001       2000      1999       1998       1997
                             ---------  --------  ---------  ---------  ---------
                                  (in thousands, except per share data)
Consolidated Statement of
 Operations Data
Revenues:
 Semiconductor.............. $ 102,765  $ 14,041  $  2,784   $    505    $   --
 License....................    14,916     3,717     1,628      1,570        971
 Services and royalty.......     6,122     1,724     2,367      1,206      1,134
 Systems....................     2,470     2,295     2,477      5,650      4,848
                             ---------  --------  --------   --------    -------
   Total revenues...........   126,273    21,777     9,256      8,931      6,953
                             ---------  --------  --------   --------    -------
Cost of revenues:
 Semiconductor..............    72,523     9,651     2,421        325        --
 License....................       687       107       --         --         --
 Services and royalty.......     1,172       701       528        192        185
 Systems....................     1,296       780     1,048      3,270      3,754
                             ---------  --------  --------   --------    -------
   Total cost of revenues...    75,678    11,239     3,997      3,787      3,939
                             ---------  --------  --------   --------    -------
 Gross profit...............    50,595    10,538     5,259      5,144      3,014
                             ---------  --------  --------   --------    -------
Operating expenses:
 Research and development:
 National Insurance
  Contribution on options...       751     2,036       --         --         --
 Amortization of stock
  compensation..............     2,310       630       929        215        --
 Other research and
  development...............    34,626    12,331     8,323      3,987      3,518
                             ---------  --------  --------   --------    -------
   Total research and
    development.............    37,687    14,997     9,252      4,202      3,518
                             ---------  --------  --------   --------    -------
 Sales and marketing:
 National Insurance
  Contribution on options...       619       961       --         --         --
 Amortization of stock
  compensation..............       681       118       219         80        --
 Other sales and
  marketing.................    22,168     5,350     2,917      4,076      4,753
                             ---------  --------  --------   --------    -------
   Total sales and
    marketing...............    23,468     6,429     3,136      4,156      4,753
                             ---------  --------  --------   --------    -------
 General and administrative:
 National Insurance
  Contribution on options...     1,953     1,474       --         --         --
 Amortization of stock
  compensation..............       432       159       246        104        --
 Other general and
  administrative............    19,549     5,976     5,567      4,917      3,410
                             ---------  --------  --------   --------    -------
   Total general and
    administrative..........    21,934     7,609     5,813      5,021      3,410
                             ---------  --------  --------   --------    -------
 Restructuring costs........       --        --        --       1,871        --
                             ---------  --------  --------   --------    -------
 Amortization of intangible
  assets....................    81,995     4,497       549        --         --
                             ---------  --------  --------   --------    -------
 Acquired in-process
  research and development..    81,062     5,324     5,260        --         --
                             ---------  --------  --------   --------    -------
   Total operating
    expenses................   246,146    38,856    24,010     15,250     11,681
                             ---------  --------  --------   --------    -------
Loss from operations........  (195,551)  (28,318)  (18,751)   (10,106)    (8,667)
Interest and other income
 (expense), net.............    23,775     2,210     1,594       (172)       127
                             ---------  --------  --------   --------    -------
Net loss.................... $(171,776) $(26,108) $(17,157)  $(10,278)   $(8,540)
                             =========  ========  ========   ========    =======
Net loss per share
 Basic and diluted.......... $   (2.98) $  (1.40) $  (4.46)  $  (3.00)   $ (2.68)
                             =========  ========  ========   ========    =======
 Weighted average shares....    57,714    18,672     3,845      3,428      3,186
                             =========  ========  ========   ========    =======

                             April 1,   April 2,  March 31,  March 31,  March 31,
                               2001       2000      1999       1998       1997
                             ---------  --------  ---------  ---------  ---------
                                              (in thousands)
Consolidated Balance Sheet
 Data
Cash and cash equivalents... $ 321,923  $ 60,193  $  8,616   $    767    $ 3,752
Working capital.............   497,099    70,631     8,042     (3,653)     6,346
Total assets................   904,897   181,362    19,187      5,950     12,066
Total long term liabilities
 ...........................     1,678     1,178     1,130        738        875
Total stockholders' equity
 (deficit) .................   873,984   161,788    12,719     (3,085)     6,857

ITEM 7--Management's Discussion and Analysis of Results of Operations and Financial Condition.

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

Overview

   Virata Corporation ("Virata" or "we") provides communications processors and DSL physical-layer chips combined with integrated software modules to manufacturers of equipment utilizing digital subscriber line, or DSL, and broadband wireless technologies. These "integrated software on silicon"(TM) product solutions enable our customers to develop a diverse range of equipment, including modems, gateways, routers, fixed wireless receivers and base stations targeted at the voice and high-speed data network access, or broadband, market. We believe our systems expertise, products and support services enable equipment manufacturers to simplify product development, reduce the time it takes for products to reach the market and focus resources on product differentiation and enhancement. We outsource the manufacturing of our semiconductors, which allows us to focus our resources on the design, development and marketing of our products.

   We were formed in 1993 as a spin-out from the Olivetti Research Laboratories (now AT&T Laboratories) and until 1995, we were a development-stage company focused primarily on product development. We initially focused on developing and delivering ATM-based, board-level systems primarily for local area network applications. However, in September 1997, we ceased development of our systems products and focused exclusively on expanding our software offering and developing additional semiconductors for the broadband marketplace with a focus on the digital subscriber line, or DSL, market.

   In July 1998, we acquired RSA Communications, Inc. On November 16, 1999, we reorganized our corporate structure and completed our initial public offering. On February 10, 2000, we completed our acquisition of D2 Technologies Inc., a provider of digital voice and telephony software solutions. On April 27, 2000 we completed our acquisition of Inverness Systems Ltd., a provider of networking software solutions. On August 16, 2000, we completed our acquisition of Agranat Systems, Inc., a provider of Web managed software products. On August 22, 2000, we completed our acquisition of Excess Bandwidth Corporation, a developer of symmetrical DSL physical-layer chips. Effective October 3, 1999, we changed our fiscal year such that each quarter ends on the Sunday closest to the calendar quarter end.

   On March 21, 2000, our Board of Directors approved a two-for-one split of Virata's common stock that was applicable to stockholders of record on May 4, 2000. The stock split, approved by the Virata's stockholders on May 1, 2000, was effective May 18, 2000. Unless specifically noted otherwise, all references to share and per share data for all periods presented have been adjusted to give effect to this split.

   On July 13, 2000, we completed our follow-on offering of 6,855,000 shares of common stock, including the exercise of the underwriters' overallotment option, at $71.00 per share. Total proceeds to Virata were approximately $461 million, net of commissions and offering costs.

   We generate revenues from sales of semiconductors, systems-level products, software licenses, maintenance, royalties and design services. Semiconductor revenues have come from two sources, our Proton family of application specific integrated circuit ("ASIC") products and our ATOM family of application specific standard parts ("ASSP"). Original equipment manufacturers, or OEMs, license our software, which permits them to purchase our semiconductors for use in their products. We support our licensee customers through the sale of maintenance contracts and design services. Since September 1997, we have sold our systems-level products primarily to one customer. Due to our principal customer discontinuing the use of our systems products in fiscal year 2001, our systems-level products will consist only of sales of board-level evaluation systems featuring our latest ASSP products.

   We generally employ a direct sales model to build a close relationship with customers both prior to and following the execution of a license. In foreign countries such as Korea, Japan, China and certain South American countries, we work with representative firms.

   It usually takes more than one year, occasionally more than two years, for us to realize volume shipments of our semiconductor products after we first contact a customer. We first work with customers to achieve a design win, which may take six months or longer, at which time we sell a source code license. Our customers then complete the design, testing and evaluation of their systems and begin the marketing process, a period which typically lasts an additional three to six months or longer. As a result, a significant period of time may elapse between our sales efforts and our realization of revenues, if any, from volume purchases of our products by our customers. We generally sell our products based on individual purchase orders. Our customers are not obligated by long-term contracts to purchase our semiconductors and can generally cancel or reschedule orders upon short notice. As of April 1, 2001 and April 2, 2000, our backlog were approximately $24.5 million and $24.9 million, respectively, including the backlog for semiconductors, which were approximately $20.0 million and $20.5 million, respectively.

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

   We have spent considerable resources developing our Beryllium and Helium derivative products for the ADSL market, and we are just beginning to work with potential customers for this product. Our future success will depend, in part, on the success of Beryllium and the Helium derivative products.

   Our revenues to date have been concentrated with a small number of customers. We expect this concentration to continue. For the fiscal year ended April 1, 2001, Westell Technologies and Siemens accounted for 19.6% and 14.6%, respectively, of our total revenues. For the fiscal year ended April 2, 2000, Orckit Communications and Westell Technologies accounted for 23.1% and 15.1%, respectively, of our total revenues. For the fiscal year ended March 31, 1999, Com21 and Orckit Communications accounted for 22.6% and 15.7%, respectively, of our total revenues. However, in order to minimize customers' inventory build up and maintain our strong customer relationships, we decided in December 2000 to reschedule and/or cancel certain semiconductor shipments that our customers had contractually agreed to receive in the six months ended April 1, 2001, and to revise the shipment schedule of the remaining products to Westell Technologies and to a limited number of our other customers in Asia and the United States.

   International revenues, from customers located outside of the United States, accounted for 49.6% of our total revenues for the fiscal year ended April 1, 2001, 43.6% for the fiscal year ended April 2, 2000, and 40.3% for the fiscal year ended March 31, 1999. For the fiscal year ended April 1, 2001, sales from customers in Germany and Taiwan represented 15.9% and 13.1% of total revenues, respectively. For the fiscal year ended April 2, 2000, sales from customers in Israel represented 23.3% of total revenues. For the fiscal year ended March 31, 1999, sales from customers in Israel represented 16.5% of total revenues. However, almost all of our international revenues are transacted in U.S. dollars, which reduces our exposure to fluctuations in revenues attributable to changes in foreign currency exchange rates. However, we experience risks inherent in international business. These risks include extended collection time for receivables, reduced ability to enforce contractual obligations and reduced protection of our intellectual property. Our material costs are denominated in U.S. dollars, and our operating expenses are primarily in U.S. dollars, British pounds sterling, and new Israeli shekels.

                                                          Fiscal Year Ended
                                                     ---------------------------
                                                     April 1, April 2, March 31,
                                                       2001     2000     1999
                                                     -------- -------- ---------
     Revenues by Geographic Region
     North America..................................   50.4%    56.4%    59.7%
     Asia...........................................   21.3%    11.0%    10.0%
     Europe/Israel..................................   28.3%    32.6%    30.3%

   Our gross margin has fluctuated significantly due primarily to product mix. For the fiscal year ended April 1, 2001, our semiconductor gross margin was 29.4%, our license gross margin was 95.4%, our services and royalty gross margin was 80.9% and our systems gross margin was 47.5%. For the fiscal year ended April 2, 2000, our semiconductor gross margin was 31.3%, our license gross margin was 97.1%, our services and royalty gross margin was 59.3% and our systems gross margin was 66.0%. We believe our gross margin may continue to fluctuate because we expect the introduction of new semiconductor products, increased competition and more consumer-oriented markets may impact pricing.

   Since inception, we have invested heavily in research and development and have built a worldwide sales force and administration infrastructure, which has contributed to net losses. Additionally, we have chosen to operate principally in the following locations: Cambridge, England; Kfar Saba, Israel; Raleigh, North Carolina; Santa Barbara, California; Maynard, Massachusetts; Santa Clara/Cupertino, California. We believe that our strategy of locating research and development in Cambridge, Raleigh, Maynard, Cupertino and Santa Barbara, has provided access to high quality engineers and contributed to low turnover. However, we incur higher general and administrative expenses associated with multi-site operations. We plan to continue to invest to exploit market opportunities and revenues may not increase at a rate sufficient to achieve and maintain profitability. In September 1997, we implemented a new business strategy and reduced the resources allocated to the systems line of business. We sold our systems products to one principal customer in fiscal year ended April 1, 2001. The systems revenues for the fiscal year ended April 1, 2001 were $2.5 million. However, we will no longer ship the products to this customer as they have discontinued the use of our system products.

   Our limited operating history in the DSL market makes it difficult to forecast our future operating results accurately. To date, we have not achieved profitability in any quarterly or annual period, and as of April 1, 2001, we had an accumulated deficit of $248.5 million. Although our total revenues have grown in recent quarters, we cannot be certain that our total revenues will increase at a rate sufficient to achieve and maintain profitability.

Acquisitions

   A key element of our business strategy involves expansion through the acquisition of businesses, products or technologies that allow us to reduce the time required to develop new technologies and products and bring them to market, complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. We will continue to evaluate opportunities for strategic acquisitions from time to time, and may make additional acquisitions in the future.

   During fiscal year 2001, we completed three acquisitions that were accounted for as purchase transactions, for aggregate consideration of $444.3 million. These acquisitions included Inverness Systems, a provider of networking software solutions; Agranat Systems, a supplier of web technologies and networking management software; and Excess Bandwidth, a developer of advanced algorithms and mixed-signal semiconductors for high-bandwidth symmetric DSL applications. Because each of these acquisitions was accounted for as a purchase transaction, the accompanying consolidated financial statements include the results of operations of the acquired companies incurred after their respective acquisition dates.

   The acquisitions are summarized below (in millions). See Note 4 of the Notes to the Consolidated Financial Statements.

                       Valuation of                       Fair Value of                Identified
           Acquisition Consideration                       Net Assets                  Intangible   Deferred
 Company      Date      at Closing      Consideration       Acquired    IPR&D Goodwill   Assets   Compensation
---------  ----------- ------------- -------------------- ------------- ----- -------- ---------- ------------
Inverness  April 2000      $98.4     2.0 million shares,      $1.4      $1.2   $84.5     $11.3        $--
Systems                              0.5 million options

Agranat    August 2000      27.2     0.4 million shares,      (0.9)      0.6    12.8      13.4         1.3
Systems                              0.06 million options

Excess     August 2000     318.7     5.7 million shares,       2.9      79.3   144.7      74.5        17.3
Bandwidth                            0.6 million options

Recent Developments

 Stockholder Rights Plan

   On May 8, 2001, Virata adopted a Stockholder Rights Plan and declared a nontaxable dividend of one "right" on each outstanding share of Virata's common stock to Stockholders of record as of May 9, 2001.

 Director Resignation

   Bandel Carano, a director of Virata, resigned effective May 12, 2001. On May 22, 2001, the Board of Directors accepted his resignation. The seat is currently vacant.

Results of Operations

   The following table sets forth, for the periods presented, certain data from our consolidated statement of operations expressed as a percentage of total revenues.

                                                          Year Ended
                                                  -----------------------------
                                                  April 1,  April 2,  March 31,
                                                    2001      2000      1999
                                                  --------  --------  ---------
As a Percentage of Total Revenues
Revenues:
 Semiconductor...................................    81.4 %    64.5 %    30.1 %
 License.........................................    11.8      17.0      17.6
 Services and royalty............................     4.8       8.0      25.5
 Systems.........................................     2.0      10.5      26.8
                                                   ------    ------    ------
    Total revenues...............................   100.0     100.0     100.0
                                                   ------    ------    ------
Cost of revenues:
 Semiconductor...................................    57.4      44.3      26.2
 License.........................................     0.6       0.5       --
 Services and royalty............................     0.9       3.2       5.7
 Systems.........................................     1.0       3.6      11.3
                                                   ------    ------    ------
    Total cost of revenues.......................    59.9      51.6      43.2
                                                   ------    ------    ------
 Gross profit....................................    40.1      48.4      56.8
                                                   ------    ------    ------
Operating expenses:
 Research and development:
  National Insurance Contribution on options.....     0.6       9.3       --
  Amortization of stock compensation.............     1.8       3.0      10.0
  Other research and development.................    27.4      56.6      89.9
                                                   ------    ------    ------
    Total research and development...............    29.8      68.9      99.9
                                                   ------    ------    ------
 Sales and marketing:
  National Insurance Contribution on options.....     0.5       4.4       --
  Amortization of stock compensation.............     0.5       0.5       2.4
  Other sales and marketing......................    17.6      24.6      31.5
                                                   ------    ------    ------
    Total sales and marketing....................    18.6      29.5      33.9
                                                   ------    ------    ------
 General and administrative:
  National Insurance Contribution on options.....     1.6       6.8       --
  Amortization of stock compensation.............     0.3       0.7       2.7
  Other general and administrative...............    15.5      27.4      60.2
                                                   ------    ------    ------
    Total general and administrative.............    17.4      34.9      62.9
                                                   ------    ------    ------
 Amortization of intangible assets...............    64.9      20.6       5.9
                                                   ------    ------    ------
 Acquired in-process research and development....    64.2      24.5      56.8
                                                   ------    ------    ------
    Total operating expenses.....................   194.9     178.4     259.4
                                                   ------    ------    ------
Loss from operations.............................  (154.8)   (130.0)   (202.6)
Interest and other income (expense), net.........    18.8      10.1      17.2
                                                   ------    ------    ------
Net loss.........................................  (136.0)%  (119.9)%  (185.4)%
                                                   ======    ======    ======

Fiscal Years Ended April 1, 2001, April 2, 2000, and March 31, 1999

 Total Revenues

   Total revenues increased to $126.3 million for the fiscal year ended April 1, 2001, from $21.8 million for the fiscal year ended April 2, 2000. Total revenues increased to $21.8 million for the fiscal year ended April 2, 2000, from $9.3 million for the fiscal year ended March 31, 1999.

   Semiconductor revenues increased to $102.8 million for the fiscal year ended April 1, 2001, compared to $14.0 million for fiscal year ended April 2, 2000. For the fiscal year ended April 2, 2000, semiconductor revenues increased to $14.0 million, from $2.8 million for the fiscal year ended March 31, 1999. A significant factor that contributed to this revenue growth included the demand for DSL services, which are being deployed globally by telecom service providers. As a growing number of software licensees began initial trials and deployments of broadband access devices, semiconductor revenues increased to 81.4% of total revenues for the fiscal year ended April 1, 2001, compared to 64.5% of total revenues for the fiscal year ended April 2, 2000. For the fiscal year ended April 1, 2000, semiconductor revenues increased to 64.5% of total revenues compared to 30.1% of total revenues for the fiscal year ended March 31, 1999.

   License revenues increased to $14.9 million, or 11.8% of total revenues, for the fiscal year ended April 1, 2001, from $3.7 million, or 17.0% of total revenues, for the fiscal year ended April 2, 2000. Significant factors that contributed to this revenue growth include availability of new products, expanding software licensee customer base, additional revenues from the acquisitions of Inverness Systems in April 2000, and Agranat Systems in August 2000, and recording a full year of revenue from the acquisition of D2 Technologies completed in February 2000. License revenues for the fiscal year ended April 2, 2000 increased to $3.7 million, or 17.0% or total revenues, compared to $1.6 million, or 17.6% of total revenues, for the fiscal year ended March 31, 1999. The increases in license revenues were primarily a result of expanding our software licensee customer base and additional license revenues from the acquisition of D2 Technologies.

   Services and royalty revenues increased to $6.1 million, or 4.8% of total revenues, for the fiscal year ended April 1, 2001, compared to $1.7 million, or 8.0% of total revenues, for the fiscal year ended April 2, 2000. The increase was due primarily to the expansion of our licensee customer base, thus increasing our service revenues; and additional related service and royalty revenues generated by acquisitions of D2 Technologies, Inverness Systems and Agranat Systems. For the fiscal year ended April 1, 2000, services and royalty revenues decreased to $ 1.7 million, or 8.0% of total revenues, compared to $2.4 million, or 25.5% of total revenues, for the fiscal year ended March 31, 1999. The change is due primarily to the reduction in royalty revenues from two customers.

   Systems revenues increased 7.6% to $2.5 million for the fiscal year ended April 1, 2001, compared to $2.3 million for the fiscal year ended April 2, 2000. Although the systems revenues increased, systems revenue as a percentage of total revenues decreased to 2.0% for the fiscal year ended April 1, 2001 from 10.5% of total revenues for the fiscal year ended April 2, 2000. For the fiscal year ended April 2, 2000, systems revenues decreased 7.3% to $2.3 million, compared to $2.5 million for the fiscal year ended March 31, 1999. For the fiscal year ended April 2, 2000, systems revenue as a percentage of total revenues decreased to 10.5% from 26.8% of total revenues for the fiscal year ended March 31, 1999. This decrease was primarily due to our decision in September 1997 to focus our sales and development efforts on semiconductor devices for the DSL market. We sold our systems products to one principal customer in fiscal years ended April 1, 2001 and April 2, 2001. However, we will no longer ship the products to this customer as they have discontinued the use of our system products. We expect the systems revenues to decrease significantly.

 Cost of Revenues and Gross Margin

   Total cost of revenues consists primarily of costs paid to foundry vendors to manufacture our semiconductors, costs attributable to design services and software maintenance and operations expense. Cost of revenues increased to $75.7 million, or 59.9% of total revenues, for the fiscal year ended April 1, 2001, from $11.2 million, or 51.6% of total revenues, for the fiscal year ended April 2, 2000. Cost of revenues increased to $11.2 million, or 51.6% of total revenues, for the fiscal year ended April 2, 2000, from $4.0 million, or 43.2% of total revenues, for the fiscal year ended March 31, 1999.

   Semiconductor gross margin decreased to 29.4% for the fiscal year ended April 1, 2001, compared to 31.3% for the fiscal year ended April 2, 2000. The decrease primarily reflected a combination of the following factors: 1) the impact of a $9.3 million provision for excess and obsolete inventory related primarily to our Helium products, due to the rescheduled or cancelled customer shipments, and approximately $1.7 million inventory provision was related to the end-of-life transition for our older Hydrogen product, 2) a shift in product mix, and 3) the lower average selling price of Helium products resulting from an increase in sales to higher volume customers. Semiconductor gross margin increased to 31.3% for the fiscal year ended April 2, 2000, from 13.0% for fiscal year ended March 31, 1999. The increase was primarily due to product mix and an increase in sales volume. We believe our gross margin may continue to fluctuate, as semiconductors become a greater percentage of total revenues, and because increased competition and more consumer-oriented markets may put pressure on the average selling prices of our semiconductors.

   Software license gross margin was 95.4% for the fiscal year ended April 1, 2001, compared to 97.1% for the fiscal year ended April 2, 2000. There were no costs of revenues associated with our software license revenues for the fiscal year ended March 31, 1999. This decrease was primarily due to costs incurred with license contracts assumed following the D2 Technologies, Inverness Systems, and Agranat Systems acquisitions.

   Services and royalty gross margin was 80.9% for the fiscal year ended April 1, 2001 compared to 59.3% for the fiscal year ended April 2, 2000. The increase in services and royalty gross margins between was the result of a favorable mix of design services revenues and higher margin royalty revenues following the D2 Technologies, Inverness Systems and Agranat Systems acquisitions. Services and royalty revenues gross margin decreased to 59.3% for the fiscal year ended April 2, 2000, from 77.7% for the fiscal year ended March 31, 1999 as a result of costs incurred for design services and higher mix of design services revenues as higher margin royalty revenues decreased.

   Systems gross margin decreased to 47.5% for the fiscal year ended April 1, 2001, compared to 66.0% for the fiscal year ended April 2, 2000. Systems gross margin improved to 65.9% for the fiscal year ended April 2, 2000 from 57.7% for the fiscal year ended March 31, 1999. The decrease in systems margin was primarily due to fixed operations support related to systems products and a narrower systems product range. Due to our principal customer discontinuing the use of our systems products in fiscal year 2001, our systems gross margin will consist only of sales of board-level evaluation systems featuring our latest ASSP products.

 Research and Development Expenses

   Research and development expenses consist primarily of engineering staffing costs and technology license fees. Research and development expenses increased 151.3% to $37.7 million for the fiscal year ended April 1, 2001, from $15.0 million for the fiscal year ended April 2, 2000. Research and development expenses increased 62.1% to $15.0 million for the fiscal year ended April 2, 2000, from $9.3 million for the fiscal year ended March 31, 1999. The increase was primarily due to the addition of research and development personnel as a result of accelerated new product development and the addition of personnel as a result of the acquisitions of D2 Technologies, Inverness Systems, Agranat Systems and Excess Bandwidth.

   For the fiscal years ended April 1, 2001, April 2, 2000 and March 31, 1999, we recognized amortization of stock compensation of approximately $2.3 million, $0.6 million, and $0.9 million, respectively, for the research and development group. See "Amortization of Stock Compensation" below. For the fiscal years ended April 1, 2001 and April 2, 2000, charges of approximately $0.8 million and $2.0 million, respectively, were recorded for National Insurance Contribution on options for the research and development group. This expense is listed separately in our financial results and is calculated for stock options granted to United Kingdom employees as the difference between the option exercise price and the fair value of the underlying common stock at the close of the period. See "National Insurance Contribution on Options" below.

 Sales and Marketing Expenses

   Sales and marketing expenses consist primarily of employee salaries, sales commissions, travel and related costs, promotional materials and trade show expenses. Sales and marketing expenses increased 265.0% to $23.5 million for fiscal year ended April 1, 2001, from $6.4 million for the fiscal year ended April 2, 2000. Sales and marketing expenses increased 105.0% to $6.4 million for fiscal year ended April 2, 2000, from $3.1 million for the fiscal year ended March 31, 1999. The increase was primarily due to the addition of sales and marketing personnel and increased sales commissions associated with higher revenues.

   For the fiscal years ended April 1, 2001, April 2, 2000 and March 31, 1999, we recognized amortization of stock compensation of approximately $0.7 million, $0.1 million, and $0.2 million, respectively, for the sales and marketing group. See "Amortization of Stock Compensation" below. For the fiscal years ended April 1, 2001 and April 2, 2000, charges of approximately $0.6 million and $1.0 million, respectively, were recorded for National Insurance Contribution on options for the sales and marketing group. See "National Insurance Contribution on Options" below.

 General and Administrative Expenses

   General and administrative expenses consist primarily of employee salaries and costs associated with legal, accounting and other professional service fees, bad debt expense as well as general corporate expenses. General and administrative expenses increased 188.3% to $21.9 million for fiscal year ended April 1, 2001, from $7.6 million for the fiscal year ended April 2, 2000. General and administrative expenses increased 30.9% to $7.6 million for fiscal year ended April 2, 2000, from $5.8 million for the fiscal year ended March 31, 1999. The increase was primarily attributable to the to increased staff, inclusion of current expenses related to the former D2 Technologies, Inverness Systems, Agranat Systems and Excess Bandwidth, the businesses acquired in year 2000, and the additional costs of being a publicly traded company.

   For the fiscal years ended April 1, 2001, April 2, 2000 and March 31, 1999, we recognized amortization of stock compensation of approximately $0.4 million, $0.2 million, and $0.2 million, respectively, for the general and administrative group. See "Amortization of Stock Compensation" below. For the fiscal years ended April 1, 2001 and April 2, 2000, charges of approximately $2.0 million and $1.5 million, respectively, were recorded for National Insurance Contribution on options for the general and administrative group. See "National Insurance Contribution on Options" below.

 National Insurance Contribution on options

   We recorded a charge for National Insurance Contribution on options which is based on a tax applied in the United Kingdom on the gain in our stock price for stock options granted to our United Kingdom employees, both vested and unvested. The requirement to book this charge came into effect on April 5, 1999. The charge is calculated on each option granted in the United Kingdom as the difference between the market value of our common stock at the close of the period and the exercise price of the option multiplied by a 12.2% tax rate. Due primarily to the significant movement in our stock price from each reporting date, the charges recorded during the six month period ended October 1, 2000 and the fiscal year ended April 2, 2000 were $4.2 million and $4.5 million, respectively.

   In October 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on Issue No. 00-16, "Recognition and Measurement of Employer Payroll Taxes on Employee Stock-Based Compensation", whereby employer payroll taxes should be recognized as a liability when the tax obligation is triggered, which is generally the date the stock option is exercised. Through October 1, 2000, Virata estimated and recorded its liability for the National Insurance Contribution based upon total outstanding stock options held by its employees in the United Kingdom. Beginning in the quarter ended December 31, 2000, Virata began recording an additional liability only upon the exercise of options granted subsequent to October 1, 2000 to employees in the United Kingdom. No additional liability was recorded in the six month period ended April 1, 2001.

 Amortization of Intangible Assets

   Amortization of intangible assets expense is related to the intangible assets acquired in the July 1998 acquisition of RSA Communications, the February 2000 acquisition of D2 Technologies, the April 2000 acquisition of Inverness Systems, and the August 2000 acquisitions of Agranat Systems and Excess Bandwidth. Amortization of intangible assets for the fiscal year ended April 1, 2001 was $82.0 million, compared to $4.5 million for the fiscal year ended April 1, 2000, and $0.5 million for the fiscal year ended March 31, 1999. The year to year increase was primarily a result of these recent acquisitions. We are amortizing the intangible assets over the expected lives of the assets of between 24 to 60 months.

 Amortization of Stock Compensation

   Through April 1, 2001, we recorded a total of $21.0 million of unearned stock compensation, of which approximately $18.7 million is related to the assumption of unvested stock options from the recent acquisitions of Excess Bandwidth and Agranat Systems. We recognized amortization of stock compensation of $3.4 million for the fiscal year ended April 1, 2001, $0.9 million for the fiscal year ended April 2, 2000, and $1.4 million for the fiscal year ended March 31, 1999. We are amortizing the unearned stock compensation over the vesting period of the related options, generally 48 months.

 Acquired In-Process Research and Development Expense

   In connection with acquisitions completed during the fiscal year ended April 1, 2001, we recorded charges of $81.1 million associated with acquired in-process research and development for the fiscal year ended April 1, 2001. The amount was determined by identifying research projects for which technological feasibility had not been established and no alternative future uses existed as of the respective acquisition dates. The values of these projects were charged to operations at the time of acquisition.

   The acquired in-process research and development for the fiscal year ended April 1, 2001 was attributable to the acquisition of the following companies:
$1.2 million to Inverness Systems in April 2000, $564,000 to Agranat Systems in August 2000, and $79.3 million to Excess Bandwidth in August 2000. The acquired in-process research and development of $5.3 million for the fiscal year ended April 2, 2000 was attributable to the acquisition of D2 Technologies, which occurred in February 2000. The acquired in-process research and development of $5.3 million for the fiscal year ended March 31, 1999 was attributable to the acquisition of RSA Communications, which occurred in July 1998. These acquisitions were accounted for as purchase business combinations. Also see
Note 4 of the Notes to the Consolidated Financial Statements.

 Interest Expense

   Interest expense increased to $401,000 for fiscal year ended April 1, 2001, compared to $200,000 and $155,000 for the fiscal years ended April 2, 2000 and March 31, 1999. The interest expense was primarily related to interest associated with capital equipment under lease. The increase in interest expense is due to additional capital lease obligations assumed from the Excess Bandwidth acquisition in August 2000.

 Interest and Other Income, Net

   Interest and other income, net consists primarily of income earned on cash and cash equivalents and short-term investments, and foreign exchange gains and losses. Due to cash provided by our follow-on offering in July 2000, the interest income for the fiscal year ended April 1, 2001 increased to $24.4 million, compared to $1.6 million for the fiscal year ended April 2, 2000, and $786,000 for the fiscal year ended March 31, 1999.

For the fiscal year ended April 1, 2001, foreign exchange gain was $158,000. For the fiscal year ended April 2, 2000, foreign exchange gain was $543,000 and an income tax refund was $ 39,000. For the fiscal year ended March 31, 1999 the foreign exchange gain was $432,000, and an income tax refund was $531,000. Losses at RSA Communications, subsequent to its acquisition, allowed for the income tax refund.

 Income Taxes

   Since inception, we have incurred net losses for federal and state tax purposes and have not recognized any tax provision or benefit. At April 1, 2001, we had approximately $62.2 million, $45.4 million and $20.5 million in federal, state and foreign net operating loss carryforwards, respectively, to reduce future taxable income. The net operating loss carryforwards expire between 2002 and 2020 for both federal and state purposes, if not utilized. The foreign net operating loss will be carryforward indefinitely.

   As of April 1, 2001, we had deferred tax assets of $9.2 million, which were fully offset by a valuation allowance. Deferred tax assets consist principally of the federal and state net operating loss carryforwards, capitalized start-up expenditures, accruals and reserves not currently deductible for tax purposes, research and development credits and foreign tax credit carryforwards. Due to uncertainty surrounding the realization of the favorable tax attributes in the future tax returns, we have established a 100% valuation allowance against our deferred tax assets. Accordingly, no tax benefit was recorded in the accompanying consolidated statements of operations.

   Our ability to use its federal and state net operating loss carryforwards and tax credit carry forwards to offset future taxable income and future taxes, respectively, may be subjected to restrictions due to equity transactions that result in changes in ownership as defined by Internal Revenue Code Section 382 and 383, under the Tax Reform Act of 1986.

Quarterly Results of Operations

   The following table sets forth our consolidated operating results for each of the five quarters ended April 1, 2001. This data has been derived from unaudited consolidated financial statements that, in the opinion of our management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this information when read in conjunction with our annual audited consolidated financial statements and notes thereto appearing elsewhere in this Annual Report. These operating results are not necessarily indicative of results of any future period.

                                           Three Months Ended
                              ------------------------------------------------
                              April 1,  Dec 31,    Oct 1,   July 2,   April 2,
                                2001      2000      2000      2000      2000
                              --------  --------  --------  --------  --------
                                             (in thousands)
Consolidated Statement of
 Operations Data
Revenues:
 Semiconductor............... $ 15,132  $ 30,010  $ 36,158  $ 21,465  $  8,118
 License.....................    2,013     4,793     3,953     4,157     2,195
 Services and royalty........    2,119     1,852     1,183       968       609
 Systems.....................       92       359       913     1,106     1,109
                              --------  --------  --------  --------  --------
    Total revenues...........   19,356    37,014    42,207    27,696    12,031
                              --------  --------  --------  --------  --------
Cost of revenues:
 Semiconductor...............   16,450    21,337    20,644    14,092     6,051
 License.....................       12        89       462       124       107
 Services and royalty........      112       133       741       186       217
 Systems.....................       84       295       459       458       174
                              --------  --------  --------  --------  --------
    Total cost of revenues...   16,658    21,854    22,306    14,860     6,549
                              --------  --------  --------  --------  --------
 Gross profit................    2,698    15,160    19,901    12,836     5,482
                              --------  --------  --------  --------  --------
Operating expenses:
 Research and development:
  National Insurance
   Contribution on options...     (201)      --        352       600     2,036
  Amortization of stock
   compensation..............      605     1,227       428        50       120
  Other research and
   development...............   12,070     9,493     8,031     5,032     4,156
                              --------  --------  --------  --------  --------
    Total research and
     development.............   12,474    10,720     8,811     5,682     6,312
                              --------  --------  --------  --------  --------
 Sales and marketing:
  National Insurance
   Contribution on options...     (162)      --        236       545       961
  Amortization of stock
   compensation..............      243       275       113        50        42
  Other sales and marketing..    6,206     5,619     5,977     4,366     2,262
                              --------  --------  --------  --------  --------
    Total sales and
     marketing...............    6,287     5,894     6,326     4,961     3,265
                              --------  --------  --------  --------  --------
 General and administrative:
  National Insurance
   Contribution on options...     (518)      --      1,096     1,375     1,474
  Amortization of stock
   compensation..............      146       154        82        50        34
  Other general and
   administrative............    5,992     5,616     4,623     3,318     2,196
                              --------  --------  --------  --------  --------
    Total general and
     administrative..........    5,620     5,770     5,801     4,743     3,704
                              --------  --------  --------  --------  --------
 Amortization of intangible
  assets.....................   27,606    27,869    16,571     9,949     3,944
                              --------  --------  --------  --------  --------
 Acquired in-process research
  and development............      --        --     79,892     1,170     5,324
                              --------  --------  --------  --------  --------
    Total operating
     expenses................   51,987    50,253   117,401    26,505    22,549
                              --------  --------  --------  --------  --------
Loss from operations.........  (49,289)  (35,093)  (97,500)  (13,669)  (17,067)
Interest and other income
 (expense), net..............    7,322     8,379     7,190       884     1,866
                              --------  --------  --------  --------  --------
Net loss..................... $(41,967) $(26,714) $(90,310) $(12,785) $(15,201)
                              ========  ========  ========  ========  ========

                                            Three Months Ended
                                 ---------------------------------------------
                                 April 1,  Dec 31,  Oct 1,   July 2,  April 2,
                                   2001     2000     2000     2000      2000
                                 --------  -------  ------   -------  --------
                                              (in thousands)
As a Percentage of Total
 Revenues
Revenues:
 Semiconductor..................    78.2 %   81.1 %   85.7 %   77.5 %    67.5 %
 License........................    10.4     12.9      9.4     15.0      18.2
 Services and royalty...........    10.9      5.0      2.8      3.5       5.1
 Systems........................     0.5      1.0      2.1      4.0       9.2
                                  ------    -----   ------    -----    ------
    Total revenues..............   100.0    100.0    100.0    100.0     100.0
                                  ------    -----   ------    -----    ------
Cost of revenues:
 Semiconductor..................    85.0     57.6     48.9     50.9      50.3
 License........................     0.1      0.2      1.1      0.4       0.9
 Services and royalty...........     0.6      0.4      1.8      0.7       1.8
 Systems........................     0.4      0.8      1.1      1.7       1.4
                                  ------    -----   ------    -----    ------
    Total cost of revenues......    86.1     59.0     52.8     53.7      54.4
                                  ------    -----   ------    -----    ------
 Gross profit...................    13.9     41.0     47.2     46.3      45.6
                                  ------    -----   ------    -----    ------
Operating expenses:
 Research and development:
  National Insurance
   Contribution on options......    (1.0)     --       0.8      2.1      16.9
  Amortization of stock
   compensation.................     3.1      3.3      1.0      0.2       1.0
  Other research and
   development..................    62.3     25.7     19.0     18.2      34.5
                                  ------    -----   ------    -----    ------
    Total research and
     development................    64.4     29.0     20.9     20.5      52.4
                                  ------    -----   ------    -----    ------
 Sales and marketing:
  National Insurance
   Contribution on options......    (0.8)     --       0.6      2.0       8.0
  Amortization of stock
   compensation.................     1.2      0.7      0.3      0.2       0.3
  Other sales and marketing.....    32.1     15.2     14.1     15.7      18.8
                                  ------    -----   ------    -----    ------
    Total sales and marketing...    32.5     15.9     15.0     17.9      27.1
                                  ------    -----   ------    -----    ------
 General and administrative:
  National Insurance
   Contribution on options......    (2.7)     --       2.6      5.0      12.3
  Amortization of stock
   compensation.................     0.7      0.4      0.2      0.2       0.3
  Other general and
   administrative...............    31.0     15.2     10.9     12.0      18.2
                                  ------    -----   ------    -----    ------
    Total general and
     administrative.............    29.0     15.6     13.7     17.1      30.8
                                  ------    -----   ------    -----    ------
 Amortization of intangible
  assets........................   142.6     75.3     39.3     35.9      32.8
                                  ------    -----   ------    -----    ------
 Acquired in-process research
  and development...............     --       --     189.3      4.2      44.3
                                  ------    -----   ------    -----    ------
    Total operating expenses....   268.6    135.8    278.2     95.7     187.4
                                  ------    -----   ------    -----    ------
Loss from operations............  (254.6)   (94.8)  (231.0)   (49.4)   (141.8)
Interest and other income
 (expense), net.................    37.8     22.6     17.0      3.2      15.5
                                  ------    -----   ------    -----    ------
Net loss........................  (216.8)%  (72.2)% (214.0)%  (46.2)%  (126.3)%
                                  ======    =====   ======    =====    ======

Liquidity and Capital Resources

   We have financed our operations primarily through venture capital, corporate investments, and through public offerings of common stock. On November 16, 1999, we completed our initial public offering of 11,500,000 shares of common stock, including the exercise of the underwriters' overallotment option, at $7.00 per share. Total proceeds to us were approximately $73.0 million, net of commissions and offering costs.

On July 13, 2000, we completed a follow-on offering of 6,855,000 shares of common stock, including the exercise of the underwriters' overallotment option, at $71.00 per share. Total proceeds to us were approximately $461 million, net of commissions and offering costs.

   Our cash and cash equivalents together with our short-term investments increased $409.7 million to $487.9 million for the fiscal year ended April 1, 2001. The increase in these accounts was primarily due to cash generated from our July 2000 follow-on offering. Our cash and cash equivalents increased $261.7 million to $321.9 million for the fiscal year ended April 1, 2001. The increase in these accounts was primarily due to cash generated from our November 1999 initial public offering.

   Our working capital on April 1, 2001 was approximately $497.1 million as compared to $70.6 million on April 2, 2000. Our current ratio increased to 18.0 to 1, as of April 1, 2001, from 4.8 to 1, as of April 2, 2000.

   Net cash used in operating activities for the fiscal year ended April 1, 2001 of $21.5 million was primarily due to a net loss of $171.8 million, decrease in accrued liabilities of $2.1 million, and increases in accounts receivables, inventories, other assets of $4.7 million, $19.3 million, and $5.5 million, respectively. This was partially offset by depreciation and amortization of $89.6 million, amortization of stock compensation of $3.4 million, acquired in-process research and development expenses in connection with the acquisitions of Inverness Systems, Agranat Systems and Excess Bandwidth of $81.1 million, and increases in accounts payable, and accrued National Insurance Contribution on options of $4.1 million, and $3.2 million, respectively. Net cash used in operating activities for the fiscal year ended April 2, 2000 of $7.0 million was primarily due to net operating losses of $26.1 million, an increase in accounts receivables and other current assets of $4.2 million and $1.6 million respectively, partially offset by depreciation and amortization of $6.3 million, acquired in-process research and development expenses of $5.3 million in connection with the acquisition of D2 Technologies, and increases in accounts payable, accrued liabilities, accrued employee benefits, accrued National Insurance Contribution on options expense, and deferred revenue of $2.8 million, $2.2 million, $1.7 million, $4.5 million, and $1.3 million, respectively. Net cash used in operating activities for the fiscal year ended March 31, 1999 of $9.5 million was primarily due to net operating losses of $17.2 million and a decrease in accrued liabilities of $2.1 million, partially offset by depreciation and amortization of $1.7 million, acquired in-process research and development expenses of $5.3 million in connection with the acquisition of RSA Communications, amortization of stock compensation of $1.4 million and a provision for doubtful accounts of $1.5 million.

   Net cash used in investing activities was $179.7 million for the fiscal year ended April 1, 2001, which reflected the net purchase of short-term investments of $147.9 million, purchases of investments of $9.6 million, net purchases of property and equipment of $15.7 million, and $6.5 million of cash used in connection with our acquisitions of Inverness Systems, Agranat Systems, and Excess Bandwidth. Net cash used in investing activities was $22.1 million for the fiscal year ended April 2, 2000, which reflected the net purchase of short-term investments of $17.0 million, $3.6 million of cash paid in connection with our acquisition of D2 Technologies net of cash acquired, and net purchases of property and equipment of $1.4 million. Net cash used in investing activities was $8.3 million for the fiscal year ended March 31, 1999, which reflected purchases of property and equipment of $2.1 million, the net cash paid in connection with the acquisition of RSA Communications of $5.1 million and the purchase of short-term investments of $1.0 million.

   Net cash provided by financing activities was $463.1 million for the fiscal year ended April 1, 2001, attributable primarily to proceeds from the issuance of common stock through our follow-on offering, employee stock purchase plan and employee stock option plan of $464.3 million, partially offset by repayments on capital lease obligations of $1.1 million. Net cash provided by financing activities was $81.1 million for the fiscal year ended April 2, 2000, primarily due to proceeds from the issuance of common stock through our initial public offering and employee stock option plan of $74.1 million, issuance of convertible preferred stock of $8.0 million, partially offset by repayments on capital lease obligations of $1.0 million. Net cash provided by financing activities was $25.6 million for the fiscal year ended March 31, 1999, primarily due to proceeds from the issuance of convertible preferred stock of $25.1 million, proceeds from equipment lease financing of $1.2 million, less repayments on capital lease obligations and bank borrowings of $0.7 million.

   We had outstanding capital commitments totaling approximately $1.4 million as of April 1, 2001, primarily related to our infrastructure. We plan to continue to invest in our infrastructure, including information systems, in order to gain efficiencies and meet the demands of our markets and customers. We believe our current cash, cash equivalents, and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy our long-term liquidity requirements, we may seek to sell additional equity or debt securities or to obtain an additional credit facility. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of any debt could impose restrictions on our operations. The sale of additional equity or debt securities could result in additional dilution to our stockholders, and additional financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results.

Recent Accounting Pronouncements

   In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivatives and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. Virata will adopt SFAS No. 133 during the year ending March 31, 2002. To date, Virata have not engaged in derivative or hedging activities. Virata does not expect the adoption of SFAS No. 133 to have a material effect on its financial position or results of operations.

ITEM 7A--Quantitative and Qualitative Disclosures about Market Risk.

   The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and corporate debt securities and certificates of deposit. As of April 1, 2001, all of our short-term investments are government or corporate debt securities or high quality commercial paper. In addition, contract maturities of these securities were within one year as of April 1, 2001. See Note 2 of the "Notes to Consolidated Financial Statements".

   We also have investments in restricted shares of privately-held technology companies. These non-marketable shares are recorded at cost, and are classified on the balance sheet as non-current assets. We do not hold these securities for speculative or trading purposes. We make investments in key business partners and other industry participants in order to establish important strategic relationships, expand existing relationships and achieve a return on our investment. These investments are inherently risky as the markets for the technologies or products these companies have under development are typically in the early stages and may never materialize. As such, we could lose our entire investment in these companies. As of April 1, 2001, the fair value of these investments was $9.6 million.

   We develop products in the United Kingdom, Israel and the United States and sell in North America, Asia, Israel and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions. A strengthening of the dollar could make our products less competitive in foreign markets, since all of our sales are currently made in U.S. dollars. Currently, we incur non-dollar denominated operating costs in Europe, Israel and Asia, as well as net assets located in these geographies. At April 1, 2001, approximately 5.2% of our net assets were recorded in non-dollar currencies. We did not purchase nor hold derivative financial instruments as of April 1, 2001.

   Management believes that the market risk associated with Virata's market risk sensitive instruments as of April 1, 2001 is not significant.

ITEM 8--Financial Statements and Supplementary Data.

                               VIRATA CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Page No.
                                                                      --------
Financial Statements:

Report of Independent Accountants....................................    52

Consolidated Balance Sheet at April 1, 2001 and April 2, 2000........    53

Consolidated Statement of Operations for the Years Ended April 1,
 2001, April 2, 2000, and March 31, 1999.............................    54

Consolidated Statement of Stockholders' Equity (Deficit) for the
 Years Ended April 1, 2001, April 2, 2000, and March 31, 1999........    55

Consolidated Statement of Cash Flows for the Years Ended April 1,
 2001, April 2, 2000, and March 31, 1999.............................    56

Notes to Consolidated Financial Statements...........................    57

Financial Statement Schedule:

Schedule II--Valuation and Qualifying Accounts for the Years Ended
 April 1, 2001, April 2, 2000, and March 31, 1999....................    82

   Schedules other than those listed above have been omitted since either they are not required or the information is included in the financial statements included herewith.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Virata Corporation

   In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Virata Corporation and its subsidiaries at April 1, 2001 and April 2, 2000, and the results of their operations and their cash flows for each of the three years in the period ended April 1, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion expressed above.

/s/ PricewaterhouseCoopers LLP

San Jose, California
April 25, 2001

                               VIRATA CORPORATION

                           CONSOLIDATED BALANCE SHEET
                (in thousands, except share and per share data)

                                                           April 1,   April 2,
                                                             2001       2000
                                                          ----------  --------
                         ASSETS
                         ------
Current assets:
  Cash and cash equivalents.............................. $  321,923  $ 60,193
  Short-term investments.................................    166,007    18,006
  Accounts receivable, net of allowance for doubtful
   accounts and returns of $848 and $295, respectively...     14,093     7,524
  Inventories............................................     19,664       409
  Other current assets...................................      4,647     2,895
                                                          ----------  --------
    Total current assets.................................    526,334    89,027
Property and equipment, net..............................     15,881     3,222
Intangible assets........................................    346,947    89,113
Investments..............................................      9,640       --
Other assets.............................................      6,095       --
                                                          ----------  --------
    Total assets......................................... $  904,897  $181,362
                                                          ==========  ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Current liabilities:
  Accounts payable....................................... $   10,167  $  4,887
  Accrued liabilities....................................      2,372     3,484
  Accrued employee benefits..............................      4,591     2,555
  Accrued National Insurance Contribution on options.....      6,945     4,471
  Deferred revenue.......................................      3,809     2,215
  Capital lease obligations, current.....................      1,351       784
                                                          ----------  --------
    Total current liabilities............................     29,235    18,396

Capital lease obligations, long-term.....................      1,367     1,178
Other long-term liabilities..............................        311       --
                                                          ----------  --------
    Total liabilities....................................     30,913    19,574
                                                          ----------  --------

Commitments (Note 8)

Stockholders' equity:
  Preferred stock, $0.001 par value; 5,000,000 shares
   authorized; no shares issued or outstanding...........        --        --
  Common stock, $0.001 par value; 450,000,000 shares
   authorized; 63,354,039 and 46,568,006 shares issued
   and outstanding.......................................         63        47
  Additional paid-in capital.............................  1,136,581   238,833
  Accumulated other comprehensive income.................        752       335
  Unearned stock compensation............................    (14,900)     (691)
  Accumulated deficit....................................   (248,512)  (76,736)
                                                          ----------  --------
    Total stockholders' equity...........................    873,984   161,788
                                                          ----------  --------
    Total liabilities and stockholders' equity........... $  904,897  $181,362
                                                          ==========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               VIRATA CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)

                                                        Year Ended
                                                -----------------------------
                                                April 1,   April 2,   March
                                                  2001       2000    31, 1999
                                                ---------  --------  --------
Revenues:
 Semiconductor................................. $ 102,765  $ 14,041  $  2,784
 License.......................................    14,916     3,717     1,628
 Services and royalty..........................     6,122     1,724     2,367
 Systems.......................................     2,470     2,295     2,477
                                                ---------  --------  --------
    Total revenues.............................   126,273    21,777     9,256
                                                ---------  --------  --------
Cost of revenues:
 Semiconductor.................................    72,523     9,651     2,421
 License.......................................       687       107       --
 Services and royalty..........................     1,172       701       528
 Systems.......................................     1,296       780     1,048
                                                ---------  --------  --------
    Total cost of revenues.....................    75,678    11,239     3,997
                                                ---------  --------  --------
 Gross profit..................................    50,595    10,538     5,259
                                                ---------  --------  --------
Operating expenses:
 Research and development:
  National Insurance Contribution on options...       751     2,036       --
  Amortization of stock compensation...........     2,310       630       929
  Other research and development...............    34,626    12,331     8,323
                                                ---------  --------  --------
    Total research and development.............    37,687    14,997     9,252
                                                ---------  --------  --------
 Sales and marketing:
  National Insurance Contribution on options...       619       961       --
  Amortization of stock compensation...........       681       118       219
  Other sales and marketing....................    22,168     5,350     2,917
                                                ---------  --------  --------
    Total sales and marketing..................    23,468     6,429     3,136
                                                ---------  --------  --------
 General and administrative:
  National Insurance Contribution on options...     1,953     1,474       --
  Amortization of stock compensation...........       432       159       246
  Other general and administrative.............    19,549     5,976     5,567
                                                ---------  --------  --------
    Total general and administrative...........    21,934     7,609     5,813
                                                ---------  --------  --------
 Amortization of intangible assets.............    81,995     4,497       549
                                                ---------  --------  --------
 Acquired in-process research and development..    81,062     5,324     5,260
                                                ---------  --------  --------
    Total operating expenses...................   246,146    38,856    24,010
                                                ---------  --------  --------
Loss from operations...........................  (195,551)  (28,318)  (18,751)
Interest expense...............................      (401)     (200)     (155)
Interest and other income, net.................    24,176     2,410     1,749
                                                ---------  --------  --------
Net loss....................................... $(171,776) $(26,108) $(17,157)
                                                =========  ========  ========
Basic and diluted net loss per share........... $   (2.98) $  (1.40) $  (4.46)
                                                =========  ========  ========
Weighted average common shares--basic and
diluted........................................    57,714    18,672     3,845
                                                =========  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              VIRATA CORPORATION

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                (in thousands)

                    Convertible
                     Preferred                                 Accumulated                               Total
                       Stock        Common Stock  Additional      Other       Unearned               Stockholders'     Total
                   ---------------  -------------  Paid-in    Comprehensive    Stock     Accumulated    Equity     Comprehensive
                   Shares   Amount  Shares Amount  Capital    Income (Loss) Compensation   Deficit     (Deficit)      Income
                   -------  ------  ------ ------ ----------  ------------- ------------ ----------- ------------- -------------
Balance, March
31, 1998.........   22,320  $1,709   3,532  $ 4   $   29,613      $619        $ (1,559)   $ (33,471)   $ (3,085)     $ (10,388)
                                                                                                                     ---------
 Change in the
 par value of
 Series A
 convertible
 preferred
 stock...........      --   (1,366)    --   --         1,366       --              --           --          --             --
 Issuance of
 Series D
 convertible
 preferred stock
 and warrants....   24,781     410     --   --        24,672       --              --           --       25,082            --
 Issuance of
 Series D
 convertible
 preferred stock,
 common stock and
 options for
 acquisition.....      606      10     458  --         3,578       --              --           --        3,588            --
 Issuance of
 Series D
 convertible
 preferred stock
 upon conversion
 of debt.........    3,039      38     --   --         2,576       --              --           --        2,614            --
 Issuance of
 Series D
 convertible
 preferred stock
 for cash........       22     --      --   --            24       --              --           --           24            --
 Issuance of
 common stock for
 cash............      --      --       14  --             7       --              --           --            7            --
 Exchange Series
 B and Series C
 convertible
 preferred stock
 to Series D
 convertible
 preferred
 stock...........      663     --      --   --           --        --              --           --          --             --
 Unearned stock
 compensation....      --      --      --   --         1,335       --           (1,335)         --          --             --
 Amortization of
 unearned stock
 compensation....      --      --      --   --           --        --            1,394          --        1,394            --
 Unrealized gain
 on investments..      --      --      --   --           --          1             --           --            1              1
 Currency
 translation
 adjustment......      --      --      --   --           --        251             --           --          251            251
 Net loss........      --      --      --   --           --        --              --       (17,157)    (17,157)       (17,157)
                   -------  ------  ------  ---   ----------      ----        --------    ---------    --------      ---------

Balance, March
31, 1999.........   51,431     801   4,004    4       63,171       871          (1,500)     (50,628)     12,719        (16,905)
                                                                                                                     ---------
 Issuance of
 Series E
 convertible
 preferred stock
 for cash........    6,154     615     --   --         7,339       --              --           --        7,954            --
 Reorganization
 to US Delaware
 corporation.....  (57,585) (1,416) 24,902   25        1,391       --              --           --          --             --
 Issuance of
 common stock
 upon initial
 public
 offering........      --      --   11,500   12       73,001       --              --           --       73,013            --
 Issuance of
 common stock for
 cash............      --      --    1,032    1        1,129       --              --           --        1,130            --
 Issuance of
 common stock and
 options for
 acquisition.....      --      --    4,396    4       92,705       --              --           --       92,709            --
 Issuance of
 common stock
 upon exercise of
 warrants........      --      --      734    1           (1)      --              --           --          --             --
 Unearned stock
 compensation....      --      --      --   --            98       --              (98)         --          --             --
 Amortization of
 unearned stock
 compensation....      --      --      --   --           --        --              907          --          907            --
 Currency
 translation
 adjustment......      --      --      --   --           --       (536)            --           --         (536)          (536)
 Net loss........      --      --      --   --           --        --              --       (26,108)    (26,108)       (26,108)
                   -------  ------  ------  ---   ----------      ----        --------    ---------    --------      ---------

Balance, April 2,
2000.............      --      --   46,568   47      238,833       335            (691)     (76,736)    161,788        (26,644)
                                                                                                                     ---------
 Issuance of
 common stock in
 follow-on public
 offering........      --      --    6,855    7      460,850       --              --           --      460,857            --
 Issuance of
 common stock for
 cash............      --      --    1,696    1        3,395       --              --           --        3,396            --
 Issuance of
 common stock and
 options for
 acquisition.....      --      --    8,139    8      434,521       --              --           --      434,529            --
 Issuance of
 common stock
 upon exercise of
 warrants........      --      --       96  --           --        --              --           --          --             --
 Unearned stock
 compensation in
 connection with
 acquisition.....      --      --      --   --           --        --          (18,650)         --      (18,650)           --
 Adjustment to
 unearned stock
 compensation for
 cancellations...      --      --      --   --        (2,965)      --            2,965          --          --             --
 Unearned stock
 compensation....      --      --      --   --         1,947       --           (1,947)         --          --             --
 Amortization of
 unearned stock
 compensation....      --      --      --   --           --        --            3,423          --        3,423            --
 Currency
 translation
 adjustment......      --      --      --   --           --        417             --           --          417            417
 Net loss........      --      --      --   --           --        --              --      (171,776)   (171,776)      (171,776)
                   -------  ------  ------  ---   ----------      ----        --------    ---------    --------      ---------

Balance, April 1,
2001.............      --   $  --   63,354  $63   $1,136,581      $752        $(14,900)   $(248,512)   $873,984      $(171,359)
                   =======  ======  ======  ===   ==========      ====        ========    =========    ========      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                               VIRATA CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                         Year Ended
                                                -------------------------------
                                                 April 1,   April 2,  March 31,
                                                   2001       2000      1999
                                                ----------  --------  ---------
Cash flows from operating activities:
 Net loss.....................................  $ (171,776) $(26,108) $(17,157)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Provision for doubtful accounts and
   returns....................................         539       157     1,458
  Acquired in-process research and
   development................................      81,062     5,324     5,260
  Depreciation and amortization...............      89,573     6,269     1,695
  Amortization of stock compensation..........       3,423       907     1,394
  Change in assets and liabilities (net of
   acquisition balances):
  Accounts receivable.........................      (4,658)   (4,207)     (739)
  Inventories.................................     (19,292)     (167)      158
  Other current assets........................        (667)   (1,648)       82
  Other assets................................      (5,459)      --        --
  Accounts payable............................       4,053     2,797       248
  Accrued liabilities.........................      (2,100)    2,213    (2,131)
  Accrued employee benefits...................         832     1,686        48
  Accrued National Insurance Contribution on
   options....................................       3,245     4,471       --
  Deferred revenue............................        (462)    1,286       184
  Other long-term liabilities.................         201       --        --
                                                ----------  --------  --------
  Net cash used in operating activities.......     (21,486)   (7,020)   (9,500)
                                                ----------  --------  --------

Cash flows from investing activities:
 Sale of short-term investments...............   3,587,034    21,024       --
 Purchase of short-term investments...........  (3,734,927)  (38,029)   (1,000)
 Purchase of investments......................      (9,640)      --        --
 Purchase of property and equipment, net......     (15,671)   (1,447)   (2,127)
 Cash used in acquisitions, net of cash
  acquired....................................      (6,486)   (3,598)   (5,149)
                                                ----------  --------  --------
  Net cash used in investing activities.......    (179,690)  (22,050)   (8,276)
                                                ----------  --------  --------

Cash flows from financing activities:
 Proceeds from issuance of convertible
  preferred stock, net of issuance costs......         --      7,954    25,106
 Proceeds from public stock offering, net of
  issuance costs..............................     460,857    73,013       --
 Proceeds from issuance of common stock.......       3,396     1,130         7
 Proceeds from capital leases.................         --        --      1,201
 Repayment of capital lease obligations.......      (1,132)   (1,004)     (318)
 Repayment of bank borrowings.................          (2)      --       (417)
                                                ----------  --------  --------
  Net cash provided by financing activities...     463,119    81,093    25,579
                                                ----------  --------  --------
Effect of exchange rate changes on cash.......        (213)     (466)       46
                                                ----------  --------  --------
Net increase in cash and cash equivalents.....     261,730    51,577     7,849
Cash and cash equivalents at the beginning of
 the period...................................      60,193     8,616       767
                                                ----------  --------  --------
Cash and cash equivalents at the end of the
 period.......................................  $  321,923  $ 60,193  $  8,616
                                                ==========  ========  ========

Supplemental cash flow information
 Cash paid for interest.......................  $      409  $    188  $    180

Supplemental non-cash investing and financing
 activity:
 Issuance of preferred stock for convertible
  loan........................................  $      --   $    --   $  2,712
 Issuance of warrants in connection with
  financing...................................  $      --   $    --   $    949
 Issuance of common stock and options for
  acquisition.................................  $  434,529  $ 92,709  $  3,588
 Property and equipment purchased with capital
  leases......................................  $      --   $  1,295  $    929

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

   In July 1998, the Company completed the acquisition of RSA Communications, Inc. ("RSA Communications"), a corporation organized in North Carolina (see
Note 4). RSA Communications was subsequently renamed Virata Raleigh Corporation. In February 2000, the Company completed its acquisition of D2 Technologies, Inc. ("D2 Technologies"), a corporation organized in California (see Note 4). On April 27, 2000, the Company completed the acquisition of Inverness Systems Ltd. ("Inverness Systems"), a corporation organized in Israel and a provider of networking software solutions (see Note 4). On August 16, 2000, the Company completed the acquisition of Agranat Systems, Inc. ("Agranat Systems"), a corporation organized in Massachusetts and a supplier of web technologies and networking management software (see Note 4). On August 22, 2000, the Company completed the acquisition of Excess Bandwidth Corporation ("Excess Bandwidth"), a corporation organized in California and a developer of advanced algorithms and mixed-signal semiconductors for high-bandwidth symmetric DSL applications (see Note 4).

   The historical financial statements presented are those of Virata Limited, Virata Corporation was created in August 1999. Immediately prior to its initial public offering ("IPO"), Virata Corporation became the holding company of Virata Limited. The reorganization was accounted for on a historical basis.

   On November 16, 1999, the Company completed its IPO of 11,500,000 shares of common stock, including the exercise of the underwriters' overallotment option, at $7.00 per share. Total proceeds to the Company were $73.0 million, net of commissions and offering costs.

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

   Certain items previously reported in prior years' financial statements have been reclassified to conform with the current year presentation.

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

                               VIRATA CORPORATION

 Use of estimates

   The preparation of consolidated financial statements in conformity with generally accepted accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Foreign Currency Translation

   The functional currency of the Company's foreign subsidiaries is the local currency. Accordingly, the assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Foreign currency translation adjustments are included in accumulated other comprehensive income as a separate component of stockholders' deficit. The foreign currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. Foreign currency transaction gains and losses are included as a component of other income and expense. For the fiscal years ended
April 1, 2001, April 2, 2000, and March 31, 1999, the Company recognized foreign currency translation gains of $158,000, $543,000, and $432,000, respectively.

 Revenue recognition

   Revenues from the sale of both semiconductors and systems are recognized upon shipment to customers. Allowances are provided for estimated returns at the time of shipment. The Company recognizes software license revenue under Statement of Position ("SOP") 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. When contracts contain multiple elements and vendor-specific objective evidence exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the "Residual Method" prescribed by SOP 98-9. Software licenses are generally recognized as revenue upon shipment of the software product. In the event the Company grants customers the right to specified upgrades, license revenue is deferred until delivery of the specific upgrade. If vendor-specific objective evidence of fair value exists for the specified upgrade, then the amount equal to the fair value is deferred. If vendor-specific objective evidence of fair value for the specified upgrade does not exist, the entire license fee is deferred until the delivery of the specified upgrade. The Company recognizes revenues from maintenance and support services provided to licensees ratably over the term of the agreement, generally over one year, and recognizes revenues from design services provided to customers as the services are performed.

   In December 1999, the Securities Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements", which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. In June 2000, the SEC issued SAB 101B, "Second Amendment: Revenue Recognition in Financial Statements", ("SAB 101B"). SAB 101B deferred the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company adopted SAB 101 in the fourth quarter of fiscal 2001, effective as of the beginning of the year. The adoption of SAB 101 did not have a material effect on the financial position or results of operations of the Company.

                               VIRATA CORPORATION

 Cash and Cash equivalents

   The Company considers all highly liquid investments purchased with an original maturity of fiscal year or less to be cash equivalents. At April 1, 2001 and April 2, 2000, $313.5 million and $53.3 million, respectively, of money market funds and certificate of deposits, the fair value of which approximates cost, are included in cash and cash equivalents. The Company deposits cash and cash equivalents with high credit quality financial institutions.

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

   The Company also has certain minority investments in privately-held technology companies. These non-marketable shares are generally carried at cost, as the Company does not have the ability to exercise significant influence over the operating and financial policies of these companies. These investments are classified on the balance sheet as non-current assets. The Company monitors these investments for impairment and makes appropriate reduction in carrying values when necessary.

   For all investment securities, unrealized losses that are other than temporary are recognized in net income. The Company does not hold these securities for speculative or trading purposes.

 Fair value of financial instruments

   Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, short term investments, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short maturities.

 Segment information

   The Company identifies its operating segments based on business activities, management responsibility and geographical location. During each of the three years in the period ended April 1, 2001, the Company operated in one operating segment. All long-lived assets and all revenues are mainly located or generated in the United States.

 Concentration of credit risk

   Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, short-term investments, accounts receivable and long-term investments. The Company's accounts receivable are derived from revenues earned primarily from customers located in the United States, Europe and Asia. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable.

                               VIRATA CORPORATION

   The following customers account for 10% or more of total accounts receivable:

                                                               April 1, April 2,
                                                                 2001     2000
                                                               -------- --------
   Accounts Receivable
   Customer A.................................................   --        11%
   Customer C.................................................   --        25%
   Customer D.................................................    38%     --

   The following customers accounted for 10% or more of total revenues:

                                                             Year Ended
                                                     ---------------------------
                                                     April 1, April 2, March 31,
                                                       2001     2000     1999
                                                     -------- -------- ---------
   Revenues
   Customer A.......................................   --        23%       16%
   Customer B.......................................   --       --         23%
   Customer C.......................................    20%      15%      --
   Customer D.......................................    15%     --        --

   Revenues from customers located outside the United States were 50% in 2001, 44% in 2000, and 40% in 1999.

 Inventories

   Inventories are stated at the lower of cost or market. Cost is determined using standard cost, which approximates actual cost on a first-in, first-out basis.

 Property and equipment

   Property and equipment are recorded at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets, as follows:

   Computer and network equipment and software........................ 2-3 years
   Furniture and office equipment..................................... 3-5 years
   Research and development equipment................................. 2-3 years

   Leasehold improvements are amortized on a straight-line basis over the life of the lease, or the useful life of the assets, whichever is shorter.

 Impairment of long-lived assets

   The company reviews its long-lived assets for impairment, whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows to the related asset's carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset.

                              VIRATA CORPORATION

 Intangible assets

   Intangible assets consist primarily of technology, contracts, customer base, assembled workforce and goodwill, which are being amortized on a straight line basis over their estimated lives ranging from two to five years.

 Advertising Costs

   Advertising costs are expensed in the period incurred and were not significant to the results of operations.

 Net loss per share

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

   The following tables sets forth potential shares of common stock as converted that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the period indicated
(in thousands):

                                                     April 1, April 2, March 31,
                                                       2001     2000     1999
                                                     -------- -------- ---------
   Series A convertible preferred stock.............    --       --        269
   Series B convertible preferred stock.............    --       --        208
   Series C convertible preferred stock.............    --       --        836
   Series D convertible preferred stock.............    --       --     10,219
   Convertible preferred stock warrants.............    --       --        420
   Common stock warrants............................     12      105        22
   Common stock options.............................  4,836    8,166     4,334
                                                      -----    -----    ------
                                                      4,848    8,268    16,308
                                                      =====    =====    ======

 Stock compensation

   The Company accounts for stock compensation arrangements in accordance with provision of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under APB Opinion No. 25, unearned stock compensation is based on the difference, if any, on the date of the grant, between the fair value of the Company's common stock and the exercise price. Unearned stock compensation is amortized and expensed in accordance with FASB Interpretation No. 28. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

   In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the

                               VIRATA CORPORATION
accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 did not have a material effect on the financial position or results of operations.

 Comprehensive income

   Comprehensive income consists of foreign currency translation adjustments, and unrealized gains and losses arising from the valuation of short-term investments and is presented in the Consolidated Statement of Stockholders' Equity (Deficit).

 Income Taxes

   The Company accounts for income taxes under the liability method. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

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

Note 2--Investments (in thousands):

   As of April 1, 2001 and April 2, 2000, short-term investments included the following debt securities:

                                                               April 1, April 2,
                                                                 2001     2000
                                                               -------- --------
   Short-term investments:
     Commercial paper......................................... $117,218 $   --
     U. S. government and agency securities...................   44,789 $   --
     Corporate debt securities................................    4,000  18,006
                                                               -------- -------
                                                               $166,007 $18,006
                                                               ======== =======

                               VIRATA CORPORATION

   Unrealized holding gains and losses of available-for-sale debt securities were not significant and accordingly the amortized cost of these securities approximated fair market value at April 1, 2001 and April 2, 2000. Contract maturities of these securities were within one year as of April 1, 2001. Realized gains and losses on available-for-sale debt securities were not significant for the year ended April 1, 2001 and April 2, 2000.

   As of April 1, 2001, the Company held restricted shares in some privately-held technology companies, with an aggregate carrying value of $9.6 million, in restricted shares of technology companies. These non-marketable shares are carried at cost, and are classified on the balance sheet as non-current assets.

Note 3--Balance Sheet Components (in thousands):

                                                              April 1,  April 2,
                                                                2001      2000
                                                              --------  --------
   Inventories:
     Raw Material............................................ $ 1,315    $  --
     Work-in-process.........................................      87    $  --
     Finished Goods..........................................  18,262       409
                                                              -------    ------
                                                              $19,664    $  409
                                                              =======    ======
   Property and equipment, net:
     Office equipment........................................ $14,200    $4,727
     Furniture and fixtures..................................   1,307       254
     Automobiles.............................................      31       --
     Leasehold improvements..................................   2,663       440
     Research and development equipment......................   7,769     3,426
                                                              -------    ------
                                                               25,970     8,847
   Less: Accumulated depreciation and amortization........... (10,089)   (5,625)
                                                              -------    ------
                                                              $15,881    $3,222
                                                              =======    ======

   Property and equipment includes $5,900,000 and $3,843,000 of computer equipment and internal-use software under capital leases at April 1, 2001 and April 2, 2000, respectively. Accumulated amortization of assets under capital leases totaled $4,124,000 and $3,044,000 at April 1, 2001 and April 2, 2000,
respectively.

                                                             April 1,  April 2,
                                                               2001      2000
                                                             --------  --------
   Intangible assets:
    Goodwill................................................ $317,506  $75,572
    Assembled workforce.....................................    3,574      760
    Contracts...............................................    5,961    1,006
    Customer base...........................................    5,596    1,001
    Technology..............................................  102,634   15,872
    Tradename...............................................       60      --
                                                             --------  -------
                                                              435,331   94,211
   Less: Accumulated amortization...........................  (88,384)  (5,098)
                                                             --------  -------
                                                             $346,947  $89,113
                                                             ========  =======

                               VIRATA CORPORATION

Note 4--Acquisitions

 Fiscal year 2001

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

                               VIRATA CORPORATION

$8.8 million, the aggregate purchase price of Excess Bandwidth was approximately $318.7 million. The acquisition has been accounted for as a purchase business combination.

   Based on valuations by independent appraisers, the purchase prices of Inverness Systems, Agranat Systems and Excess Bandwidth were allocated as follows (in thousands):

                                          Inverness Agranat   Excess
                                           Systems  Systems  Bandwidth  Total
                                          --------- -------  --------- --------
   Fair value of assets acquired and
    liabilities assumed.................   $ 1,417  $  (862) $  2,892  $  3,447
   Assembled workforce..................       580      730     1,504     2,814
   Contracts............................       --       344     4,611     4,955
   Customer base........................     1,140    3,455       --      4,595
   Technology...........................     9,510    8,826    68,426    86,762
   Tradename............................        60      --        --         60
   In-process research and development..     1,170      564    79,328    81,062
   Deferred compensation resulting from
    unvested options assumed............       --     1,346    17,304    18,650
   Goodwill.............................    84,473   12,807   144,654   241,934
                                           -------  -------  --------  --------
   Total................................   $98,350  $27,210  $318,719  $444,279
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

   Agranat Systems' completed products were classified into two product groups:
EmWeb products and EmStack products. The value of the completed technology is based on the net cash flow forecast, discounted at a cost of capital of 20.0%. The acquired in-process technology is related to the Universal Plug and Play product. The value of the in-process technology is also based on the net cash flow forecast; however, the value of in-process technology was discounted at a higher cost of capital of 25.0% to reflect the uncertainty of its future use. The Company determined that the in-process technology had not reached technological feasibility and, therefore, charged the cost of in-process technology to operations upon acquisition.

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

   The financial information for the fiscal year ended April 1, 2001 includes the results of operations for Inverness Systems from April 27, 2000, the results of operations for Agranat Systems from August 16, 2000, and the results of operations for Excess Bandwidth from August 22, 2000.

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

                                                                Year Ended
                                                             ------------------
                                                             April 1,  April 2,
                                                               2001      2000
                                                             --------  --------
   Revenues................................................. $127,395  $ 26,690
   Net loss................................................. (208,301) (127,394)
   Basic and diluted net loss per share.....................    (3.54)    (5.26)

 Fiscal year 2000

   The Company acquired D2 Technologies, Inc. on February 10, 2000. Based in Santa Barbara, California, D2 Technologies develops, markets and supports innovative digital signal processing (DSP) solutions for the next generation telephony products. D2 Technologies serves the computer and Internet telephony markets with robust and cost-effective DSP solutions. Its customers include some of the largest telecommunications and internet companies in the industry whose markets range from high-capacity telecommunications systems to personal communications products.

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

   Shares of Virata common stock....................................... $79,143
   Options to purchase Virata common stock.............................  13,566
   Direct acquisition costs............................................   4,200
                                                                        -------
                                                                        $96,909
                                                                        =======

   Based on a valuation by an independent appraiser, the purchase price of D2 Technologies was allocated as follows:

   Fair value of assets acquired and liabilities assumed............... $ 1,252
   Assembled workforce.................................................     760
   Customer base.......................................................   1,001
   Contracts...........................................................   1,006
   Technology..........................................................  15,872
   In-process research and development.................................   5,324
   Goodwill............................................................  71,695
                                                                        -------
   Total............................................................... $96,909
                                                                        =======

                               VIRATA CORPORATION

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

                                                                 Year Ended
                                                             -------------------
                                                             April 2,  March 31,
                                                               2000      1999
                                                             --------  ---------
   Revenues................................................. $23,281    $11,480
   Net loss................................................. (45,689)   (47,365)
   Basic and diluted net loss per share.....................   (1.98)     (5.66)

 Fiscal year 1999

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

   The Company's allocation of RSA Communications' aggregate purchase price to the tangible and identifiable intangible assets acquired in connection with this acquisition were based on fair values as determined by an independent appraiser. The allocation is summarized below (in thousands):

   In-process research and development.................................. $5,260
   Goodwill.............................................................  3,877
   Net tangible assets..................................................    138
                                                                         ------
   Total................................................................ $9,275
                                                                         ======

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

   Financial information for the fiscal year ended March 31, 1999 includes the results of operations for RSA Communications from July 17, 2001.

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

                                                                      Year Ended
                                                                      March 31,
                                                                         1999
                                                                      ----------
   Revenues..........................................................  $10,075
   Net loss..........................................................  (19,224)
   Basic and diluted net loss per share..............................    (4.82)

Note 5--National Insurance Contribution on options:

   The charge for National Insurance Contribution on options is based on a tax applied in the United Kingdom on the gain in our stock price for stock options granted to our United Kingdom employees, both vested and unvested. The requirement to book this charge came into effect on April 5, 1999. The charge is calculated on each option granted in the United Kingdom as the difference between the market value of our common stock at the close of the period and the exercise price of the option multiplied by a 12.2% tax rate. Due primarily to the significant movement in our stock price from each reporting date, the charges recorded during the six month period ended October 1, 2000 and the fiscal year ended April 2, 2000 were $4.2 million and $4.5 million, respectively.

   In October 2000, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on Issue No. 00-16, "Recognition and Measurement of Employer Payroll Taxes on Employee Stock-Based Compensation", whereby employer payroll taxes should be recognized as a liability when the tax obligation is triggered, which is generally the date the stock option is exercised. Through October 1, 2000, the Company estimated and recorded its liability for the National Insurance Contribution based upon total outstanding stock options held by its employees in the United Kingdom. Beginning in the quarter ended December 31, 2000, the Company began recording an additional liability only upon the exercise of options granted subsequent to October 1, 2000 to employees in the United Kingdom. No additional liability was recorded in the six month period ended April 1, 2001.

Note 6--Income Taxes:

   No income tax provision was recorded for the three years ended April 1, 2001 because the Company incurred net losses in such periods.

                               VIRATA CORPORATION

   Tax effects of temporary differences that give rise to significant portions of deferred tax asset are as follows:

                                                             April 1,  April 2,
                                                               2001      2000
                                                             --------  --------
   Deferred tax assets:
     Net operating loss carryforwards....................... $33,720   $21,939
     Reserves and accrued liabilities.......................   7,522     2,105
     Tax credits............................................     475       303
                                                             -------   -------
                                                              41,717    24,347
   Deferred tax (liabilities):
     Intangibles from acquisitions.......................... (32,551)      --
                                                             -------   -------
   Total deferred assets/(liabilities)......................   9,166    24,347
     Valuation allowance....................................  (9,166)  (24,347)
                                                             -------   -------
   Net deferred assets/(liabilities)........................ $   --    $   --
                                                             =======   =======

   Due to uncertainty surrounding the realization of the favorable tax attributes in the future tax returns, the Company has established a 100% valuation allowance against its deferred tax assets. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

   At April 1, 2001, the Company has approximately $62.2 million, $45.4 million and $20.5 million in federal, state and foreign net operating loss carryforwards, respectively, to reduce future taxable income. The net operating loss carryforwards expire between 2002 and 2020 for both federal and state purposes, if not utilized. The foreign net operating loss will be carryforward indefinitely.

   The Company's ability to use its federal and state net operating loss carryforwards and tax credit carry forwards to offset future taxable income and future taxes, respectively, may be subjected to restrictions due to equity transactions that result in changes in ownership as defined by Internal Revenue Code Section 382 and 383, under the Tax Reform Act of 1986.

   At April 1, 2001, deferred tax assets of approximately $17.9 million pertain to certain net operating loss carryforwards resulting from the exercise and disqualifying dispositions of employee stock options. When recognized, the tax benefits of these loss carryforwards are accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

Note 7--Borrowings:

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

                               VIRATA CORPORATION

Note 8--Commitments:

 Leases

   The Company leases office space and equipment under noncancelable operating and capital leases with various expiration dates through August 2005. Net rent expense for the years ended April 1, 2001, April 2, 2000, and March 31, 1999 was $2.4 million, $606,000, and $536,000, respectively. The terms of the facility lease provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

   Future minimum lease payments under noncancelable operating and capital leases are as follows (in thousands):

                                                              Capital  Operating
                                                              Leases    Leases
                                                              -------  ---------
   Year Ending March 31,
   ----------------------------------------------------------
     2002.................................................... $1,610    $ 4,411
     2003....................................................  1,321      4,328
     2004....................................................     93      4,129
     2005....................................................     20      3,881
     2006 and thereafter.....................................    --      26,046
                                                              ------    -------
       Total minimum lease payments..........................  3,044    $42,795
                                                                        =======
     Less: Amount representing interest......................   (326)
                                                              ------
     Present value of capital lease obligations..............  2,718
     Less: Current portion...................................  1,351
                                                              ------
       Long-term portion of capital lease obligations........ $1,367
                                                              ======

Note 9--Preferred Stock:

   Under the Company's Certificate of Incorporation, as amended, the Company is authorized to issue 5,000,000 shares of preferred stock. As of April 1, 2001, there are no shares outstanding of our preferred stock outstanding. The Company's certificate of incorporation provides that the preferred stock be divisible into and issuable in one or more series. The rights and preferences of the different series may be established by the Company's Board of directors without further action by Virata stockholders. The Company's Board of directors is authorized with respect to each series to fix and determine, among other things:

  .  its dividend rate;

  .  its liquidation preference;

  . whether or not the shares will be convertible into, or exchangeable for, any other securities; and

  . whether or not the shares will have voting rights, and, if so, determine the extent of the voting powers and the conditions under which the shares will vote as a separate class.

                               VIRATA CORPORATION

Note 10--Follow-on Public Offering:

   On July 13, 2000, the Company completed its follow-on public offering of 6,855,000 shares of common stock, including the exercise of the underwriters' overallotment option, at $71.00 per share. Total proceeds to the Company were approximately $461 million, net of commissions and offering costs.

Note 11--Stock Option Plans:

   In November 1999, the Company adopted the 1999 Stock Incentive Plan (the "Plan"). The Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the Plan may be either incentive stock options or nonqualified stock options. Incentive stock options ("ISO") may be granted only to Company employees (including officers and directors who are also employees). Nonqualified stock options ("NSO") may be granted to Company employees and consultants.

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

   Upon the acquisition of D2 Technologies, the Company assumed the stock option plan for D2 Technologies and reserved a total of 932,330 shares of the Company's common stock for issuance under the plan. In fiscal year 2000, the Company assumed the stock option plans for Inverness Systems, Agranat Systems and Excess Bandwidth upon their acquisitions. The Company reserved a total of 517,896 shares, 944,400 shares and 3,830,189 shares of its common stock for issuance under each plan.

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

   In November 1999, the Company adopted the 1999 Non-employee Director Compensation Plan (the "Director's Plan") and reserved a total of 2,000,000 shares of the Company's common stock for issuance thereunder. Each non-employee director who becomes a member of the Board of Directors will initially be granted an option for 80,000 shares of the Company's common stock at an exercise price per share equal to the fair market value of a share of common stock on the date of grant or, if the non-employee director was serving as a board member on November 16, 1999, at an exercise price per share equal to the initial offering price per

                               VIRATA CORPORATION
share to the public in the Company's initial public offering. These options will vest proportionately each month over a period of four years. On the fourth anniversary and on each anniversary thereafter, each member of the Board of Directors will be granted an option to purchase an additional 20,000 shares of the Company's common stock at an exercise price per share equal to the fair market value of a share of common stock on the date of grant. These options will vest proportionately each month over a period of one year.

   During 2001, the Virata Board of Directors approved an Exchange Program to give the employees a choice to cancel stock options granted to them under the Plan and the Excess Bandwidth 1998 Equity Incentive Plan that had an exercise price per share of $18.50 or more and a vesting schedule that was not based on or subject to revenue-based performance goals, for new options to purchase equal number of shares of the common stock that the Company will grant under the option plans, upon certain terms and conditions. The new options will be granted on September 7, 2001, and the exercise price will be 85% of market price on that date. No members of Board of Directors were eligible for the program. Options to purchase approximately 4.3 million shares were cancelled on March 8, 2001 under the terms of the Exchange Program.

   The following table summarizes activity under the Company's plans from March 31, 1998 through April 1, 2001:

                                                           Outstanding Options
                                                           ---------------------
                                                                       Weighted-
                                                 Shares                 Average
                                               Available   Number of   Exercise
                                               for Grant     Shares      Price
                                               ----------  ----------  ---------
   Balance, March 31, 1998....................    317,550   1,431,624     0.67
    Shares reserved for grant.................  2,996,484         --       --
    Options granted........................... (3,098,566)  3,098,566     2.04
    Options exercised.........................        --      (14,398)    0.34
    Options canceled..........................    182,748    (182,748)    2.35
                                               ----------  ----------

   Balance, March 31, 1999....................    398,216   4,333,044     2.55
    Shares reserved for grant.................  6,253,696         --       --
    Options granted........................... (5,187,816)  5,187,816    11.39
    Options exercised.........................        --   (1,031,304)    1.10
    Options canceled..........................    323,208    (323,208)    2.46
                                               ----------  ----------

   Balance, April 2, 2000.....................  1,787,304   8,166,348     7.83
    Shares reserved for grant.................  6,000,000         --       --
    Options granted........................... (6,527,121)  6,527,121    35.96
    Options assumed...........................        --    1,178,513     4.03
    Options exercised.........................        --   (1,647,084)    0.96
    Options canceled..........................  5,926,367  (5,926,367)   41.13
                                               ----------  ----------

   Balance, April 1, 2001.....................  7,186,550   8,298,531     7.50
                                               ==========  ==========

   The 7,186,550 shares available for option grants as of April 1, 2001, includes the options for approximately 4.3 million shares that were cancelled on March 8, 2001 in connection with the Exchange Program that the Company is obligated to re-grant on September 7, 2001, subject to certain conditions. Additionally, the Company has promised to grant options for approximately 457,000 shares on September 7, to 98 employees who are not executive officers or directors.

                               VIRATA CORPORATION

                                                                 Options Exercisable at
                    Options Outstanding at April 1, 2001             April 1, 2001
                --------------------------------------------- ----------------------------
                            Weighted Average
   Range of       Number       Remaining     Weighted Average   Number    Weighted Average
Exercise Price  Outstanding Contractual Life  Exercise Price  Outstanding  Exercise Price
--------------  ----------- ---------------- ---------------- ----------- ----------------
$ 0.02-
 $ 4.36          5,114,942        4.90            $ 2.56       2,860,282       $ 2.21
$ 6.84-
 $10.75          1,434,373        6.31              8.92         225,955         7.11
$11.44-
 $18.00            857,305        6.14             15.39         198,070        16.75
$19.38-
 $37.50            793,158        6.55             22.33          51,142        29.63
$39.41-
 $52.63             37,003        7.20             42.57          14,857        41.87
$56.44-
 $73.50             61,750        6.41             63.02             --           --
                 ---------                                     ---------
                 8,298,531                                     3,350,306
                 =========                                     =========

   The total number of options exercisable at April 1, 2001, April 2, 2000, and March 31, 1999 was 3,350,306, 1,798,672, and 1,342,112, respectively.

 Fair value disclosures

   If compensation cost for the Company's stock-based compensation plan had been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

                                                          Year Ended
                                                 ------------------------------
                                                 April 1,   April 2,  March 31,
                                                   2001       2000      1999
                                                 ---------  --------  ---------
   Net loss:
     As reported................................ $(171,776) $(26,108) $(17,157)
     Pro forma..................................  (218,076)  (31,969)  (19,707)

   Basic and diluted net loss per share:
     As reported................................ $   (2.98) $  (1.40) $  (4.46)
     Pro forma..................................     (3.78)   (1. 71)    (5.12)

   The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes pricing method with the following assumptions: expected dividend yield of zero percent; weighted average expected option term of four years; risk free interest rates of 4.6% to 6.7% and 5.1% to 6.7% and 4.5% to 5.8% and a volatility of 70%, 55%, and 70% for the years ended April 1, 2001, April 2, 2000, and March 31, 1999, respectively. The weighted average fair value of options granted during fiscal year 2001, 2000, and 1999 was $35.96, $7.83, and $0.44, respectively.

 Warrants for Common Stock

   In connection with a consulting agreement, the Company issued a warrant to purchase 150,000 shares of common stock for $0.04 per share in July 1997. The Company valued the warrant using the Black-Scholes option pricing model, applying an expected life of five years, a weighted average risk-free rate of 6.62%, an expected dividend yield of zero percent, a volatility of 70% and a deemed fair value of common stock of $0.45. Using the Black-Scholes pricing model, the Company determined that the fair value of the warrant was not significant at the date of grant. The warrant was exercised and converted into 150,000 shares of the Company's common stock in September 1999.

   In connection with a lease agreement, the Company issued warrants to purchase 69,705 shares of series C convertible preferred stock and 163,636 shares of series D convertible preferred stock for $1.50 and $1.10 per

                               VIRATA CORPORATION
share, respectively, in the period September 1996 to May 1999. Such warrants are convertible into 101,724 shares of the Company's common stock and are outstanding at April 1, 2001 and expire in the period September 2001 to May 2009. The Company valued the warrants using the Black-Scholes option pricing model, applying an expected life of five years, a weighted average risk-free rate of 4.81% and 6.6%, an expected dividend yield of zero percent, a volatility of 70% and a deemed fair value of common stock between $0.74 and $1.03, respectively. The Company determined that the fair value of the warrants was not significant at the date of grant.

   In connection with the series D convertible preferred stock financing, the Company issued warrants to purchase 1,595,054 shares of series D convertible preferred stock for $1.10 per share in June 1998. Such warrants are convertible into 748,212 shares of the Company's common stock and are outstanding at April 1, 2001 and expire in June 2003. The Company valued the warrants using the Black-Scholes option pricing model, applying an expected life of five years, a weighted average risk-free rate of 5.52%, an expected dividend yield of zero percent, a volatility of 70% and a deemed fair value of common stock of $0.99. The Company determined that the fair value of the warrants was not significant at the date of grant.

Note 12--Employee Benefit Plans

   The Company has three benefit plans, one in the United Kingdom, and two plans in the United States. The United Kingdom plan includes private health care, permanent health insurance, death in service coverage and a pension arrangement. In addition, under the United Kingdom Plan, the Company matches pension contributions of up to 5% of an employee's salary. Contributions for the years ended April 1, 2001, April 2, 2000, and March 31, 1999 were $197,600, $141,800, and $112,600, respectively.

   The United States plan includes a medical plan, life insurance, accidental death and dismemberment insurance, long-term disability, IRC Section 125 premium payment plan, COBRA and a 401(k) retirement plan. The Company provides 50% matching contribution to the retirement plan of up to $2,000 per calendar year per employee. Contributions for the year ended April 1, 2001, April 2, 2000 and March 31, 1999 were $499,500, $178,500 and $58,000, respectively.

Note 13--Related Party Transactions:

   The Company had revenues of $617,000, $82,000, and $549,000 during the years ended April 1, 2001, April 2, 2000, and March 31, 1999, to related parties. At April 1, 2001, April 2, 2000, and March 31, 1999, there were accounts receivable from related parties in the amounts of $200,000, $17,600, and $154,000, respectively.

   The Company made purchases of $62,386,000, $5,786,000, and zero, for the three years ended April 1, 2001, April 2, 2000, respectively, from related parties. At April 1, 2001 and April 2, 2000, there were accounts payable from related parties totaling zero and $1,884,000, respectively.

Note 14--Subsequent Events:

   In April 2001, the Company recognized a pre-tax gain of approximately $0.7 million on proceeds of $2.3 million from a sale of one of its long term equity investments in a privately-held technology company. The invested technology company was acquired by another technology company.

   In April 2001, the Company signed a lease agreement for new corporate facility in Santa Clara, California, commencing on June 2001. The additional rental commitment for the fiscal year ending March 31, 2002 is approximately $1.7 million.

ITEM 9--Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

   None.

                                    PART III

ITEM 10--Directors and Executive Officers of the Registrant.

   Information required by this Item, other than information regarding the identification of the executive officers and directors, will be set forth under the sections of Virata's Proxy Statement for the 2001 Annual Meeting of Stockholders (the "Proxy Statement") entitled "Election Of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance". The Proxy Statement is expected to be filed with the Securities and Exchange Commission within 120 days of Virata's fiscal year end. Information regarding the identification of Virata's executive officers and directors may be found in the section entitled "Executive Officers and Directors of the Registrant" in Part I of this Form 10-K.

ITEM 11--Executive Compensation.

   The information under the captions "Executive Compensation and Other Matters" and "Stock Options and Bonuses" in the Proxy Statement is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of Virata's fiscal year end.

ITEM 12--Security Ownership of Certain Beneficial Owners and Management.

   The information under the caption "Stock Ownership of Certain Beneficial Owners" of the Proxy Statement is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of Virata's fiscal year end.

ITEM 13--Certain Relationships and Related Transactions.

   The information under the caption "Certain Transactions" of the Proxy Statement is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of Virata's fiscal year end.

                                    PART IV

ITEM 14--Exhibits, Financial Statement, Schedules and Reports On Form 8-K.

(a) 1. Financial Statements

  See Item 8 of this Annual Report.

(a) 2. Financial Statement Schedules

  See Item 8 and Schedule II of this Annual Report.

(a) 3. Exhibits

 Exhibit
 Number                                Description
 -------                               -----------

  2.1    Agreement and Plan of Merger among Virata Limited, Virata Acquisition
         Sub, Inc., a Delaware corporation, RSA Communications, Inc., a
         Delaware corporation, and Munther Qubain, an individual, dated as of June 1, 1998 (incorporated by reference to the Registrant's
         Registration Statement on Form S-1 (No. 333-86591) (the "1999 Form S-
         1")) (1)

  2.2    Amendment No. 1 to Agreement and Plan of Merger among Virata Limited,
         Virata Acquisition Sub, Inc., a Delaware corporation, RSA
         Communications, Inc., a Delaware corporation, and Munther Qubain, an individual, dated as of June 25, 1998 (incorporated by reference to the 1999 Form S-1)

  2.3    Agreement and Plan of Merger among Virata Corporation, D2
         Technologies, Inc., VC Acquisition, Inc. and David Y. Wong, as
         Securityholder Agent, dated as of January 23, 2000 (incorporated by reference to the Registrant's Current Report on Form 8-K filed on February 1, 2000) (1)

  2.4    Share Purchase Agreement among Virata Corporation and Jonathan Masel,
         Joanne Masel, Menachem Student, David St. Charles, Peter Simon,
         Holland Venture B.V., Docor International B.V., dated as of March 21,
         2000 (incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 4, 2000) (1)

  2.5    Agreement and Plan of Merger among Virata Corporation, Agranat
         Systems, Inc., Agranat Acquisition, Inc. and Owen Robbins, as
         Securityholder Agent, dated as of July 24, 2000 (incorporated by reference to the Registrant's Current Report on Form 8-K filed on August 4, 2000) (1)

  2.6    Agreement and Plan of Merger among Virata Corporation, Excess
         Bandwidth Corporation VC Acquisition, Inc. and Steve Dines, as
         Securityholder Agent, dated as of June 20, 200 (incorporated by reference to the Registrant's Current Report on Form 8-K filed on June
         22, 2000) (1)

  3.1    Amended and Restated Certificate of Incorporation of Virata
         Corporation (incorporated by reference to the Registrant's Annual
         Report on Form 10-K for the fiscal year ended April 2, 2000)

  3.2 Bylaws of Virata Corporation, as amended to date (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended April 2, 2000)

  4.1    Specimen form of Virata Corporation's Common Stock Certificate
         (incorporated by reference to the 1999 Form S-1)

 10.1 Agreement with Gaz et Eaux and Board with respect to Board of Directors and other shareholder rights (incorporated by reference to the 1999 Form S-1)

 10.2 Warrant Agreement between Virata Limited and Index Securities, S.A., dated as of June 4, 1998 (incorporated by reference to the 1999 Form
         S-1)

 10.3    Form of Warrant between Virata Limited and Comdisco, Inc.
         (incorporated by reference to the 1999 Form S-1)

 10.4    Lease between WHC-SIX Real Estate Limited Partnership and Advanced
         Telecommunications Modules, Inc., a California corporation, dated June
         26, 1996 (incorporated by reference to the 1999 Form S-1)

 10.5    Lease Agreement between Lake Partners, L.L.C. and RSA Communications,
         Inc., dated as of July 1, 1998 (incorporated by reference to the 1999
         Form S-1)

 10.6    Lease between Universities Superannuation Scheme Limited and Advanced
         Telecommunications Modules Limited, dated 1994 (incorporated by reference to the 1999 Form S-1)

 10.7    License to Subunderlet among Universities Superannuation Scheme
         Limited, Royal Insurance (U.K.)
         Limited, Hill Samuel Investment Services Group Limited, and Advanced
         Telecommunications Modules Limited, dated 1995 (incorporated by reference to the 1999 Form S-1)

 Exhibit
 Number                                Description
 -------                               -----------

 10.8    Lease between Virata Limited and Comdisco, Inc., dated September 30,
         1996 (incorporated by reference to the 1999 Form S-1)

 10.9    Loan and Security Agreement among Venture Banking Group, Virata Santa
         Clara Corporation and Virata Raleigh Corporation, dated as of August
         27, 1999 (incorporated by reference to the 1999 Form S-1)

 10.10   Collateral Assignment, Patent Mortgage and Security Agreement between
         Virata Ltd. And Venture Banking Group, dated as of August 27, 1999
         (incorporated by reference to the 1999 Form S-1)

 10.11   Agreement between ARM Limited and Virata Ltd., dated June 2, 1999
         (incorporated by reference to the 1999 Form S-1) (2)

 10.12   Amendment No. 1 to License and Technical Co-Operation Agreement for
         ATM Technology between Ing. C. Olivetti & C., S.p.A. and Advanced
         Telecommunications Modules Limited, dated September 19, 1994
         (incorporated by reference to the 1999 Form S-1)

 10.13 License and Technical Co-Operation Agreement for ATM Technology between Ing. C. Olivetti & C., S.p.A. and Advanced Telecommunications
         Modules Limited, dated December 3, 1993 (incorporated by reference to the 1999 Form S-1)

 10.14   Development, Production, Supply and License Agreement between Advanced
         Telecommunications Modules Limited and Symbios Incorporated, a
         Delaware corporation, dated as of August 16, 1997 (incorporated by reference to the 1999 Form S-1)

 10.15   1999 Stock Incentive Plan (incorporated by reference to the
         Registrant's Registration Statement on Form S-8 (No. 333-34742)) (3)

 10.16   1999 Employee Stock Purchase Plan (incorporated by reference to the
         Registrant's Registration Statement on Form S-8 (No. 333-34742)) (3)

 10.17   Non-Employee Director Plan (incorporated by reference to the
         Registrant's Registration Statement on Form S-8 (No. 333-34742)) (3)

 10.18   Form of Indemnity Agreement (incorporated by reference to the 1999
         Form S-1)

 10.19   Employment Agreement--Charles Cotton (incorporated by reference to the
         1999 Form S-1) (3)

 10.20   Employment Agreement--Michael Gulett (incorporated by reference to the
         1999 Form S-1) (3)

 10.21   Employment Agreement--Andrew Vought (incorporated by reference to the
         1999 Form S-1) (3)

 10.22   Employment Agreement--Martin Jackson (incorporated by reference to the
         1999 Form S-1) (3)

 10.23   Employment Agreement--Thomas Cooper (incorporated by reference to the
         1999 Form S-1) (3)

 10.24 Employment Agreement--Duncan Greatwood (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended
         April 2, 2000) (3)

 10.25   Registration Rights Agreement by and among Virata Corporation and the
         Investors, dated November 17, 1999 (incorporated by reference to the 1999 Form S-1)

 10.26   Registration Rights Agreement by and among Virata Corporation and
         David Y. Wong, dated February 10, 2000 (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended
         April 2, 2000)

 10.27   Registration Rights Agreement by and among Virata Corporation and
         Jonathan Masel, dated April 27, 2000 (incorporated by reference to the
         Registrant's Annual Report on Form 10-K for the fiscal year ended
         April 2, 2000)

 10.28   Lease Agreement between Equitable Life Assurance Society and Virata
         Limited, dated March 28, 2001

 10.29   Employment Agreement--Daniel Karr (3)

 Exhibit
 Number                              Description
 -------                             -----------

 21.1    List of Subsidiaries of Virata Corporation

 23.1    Consent of Independent Accountants

 24.1 Power of Attorney (see the signature page to this Annual Report on Form 10-K)

--------
(1) Filed without schedules.

(2) Confidential treatment has been requested for selected sections of this exhibit.

(3) A management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K.

   Virata filed the following report on Form 8-K during the quarter ended April 1, 2001:

      January 25, 2001 Virata announced its financial results for the quarter ending December 31, 2001.

(c) Exhibits.

   Virata hereby files as part of this Form 10-K the Exhibits listed in Item 14(a) 3 above.

(d) Financial Statement Schedules

   Virata hereby files as part of this Form 10-K the Financial Statement Schedules listed in Item 14(a) 2 above.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of June, 2001.

                                          VIRATA CORPORATION

                                          By:      /s/ Charles Cotton
                                             ----------------------------------
                                                       Charles Cotton
                                                Chief Executive Officer and
                                                          Director

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

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ Charles Cotton             Chief Executive Officer       June 27, 2001
______________________________________  and Director (Principal
            Charles Cotton              Executive Officer)

        /s/ Andrew Vought              Senior Vice President,        June 27, 2001
______________________________________  Chief Financial Officer
            Andrew Vought               and Secretary (Principal
                                        Financial Officer and
                                        Principal Accounting
                                        Officer)

      /s/ Dr. Hermann Hauser           Chairman of the Board         June 27, 2001
______________________________________
          Dr. Hermann Hauser

      /s/ Marco De Benedetti           Director                      June 27, 2001
______________________________________
          Marco De Benedetti

          /s/ Gary Bloom               Director                      June 27, 2001
______________________________________
              Gary Bloom


              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ Andrew Hopper              Director                      June 27, 2001
______________________________________
            Andrew Hopper

        /s/ Martin Jackson             Director                      June 27, 2001
______________________________________
            Martin Jackson

         /s/ Peter Morris              Director                      June 27, 2001
______________________________________
             Peter Morris

        /s/ Patrick Sayer              Director                      June 27, 2001
______________________________________
            Patrick Sayer

        /s/ Giuseppe Zocco             Director                      June 27, 2001
______________________________________
            Giuseppe Zocco

                                                                     SCHEDULE II

                               VIRATA CORPORATION

                        VALUATION AND QUALIFYING ACCOUNT

                           Balance at Charged to
                           Beginning  Costs and              Balance at
       Description         of Period   Expenses  Deductions End of Period
       -----------         ---------- ---------- ---------- -------------
                                           (in thousands)
Allowance for doubtful
 accounts:
  Year ended March 31,
   1999...................   1,567      1,458        (283)      2,742
  Year ended April 2,
   2000...................   2,742        157      (2,604)        295
  Year ended April 1,
   2001...................     295        539          14         848

                                 EXHIBIT INDEX

 Exhibit
 Number                                Description
 -------                               -----------

  2.1    Agreement and Plan of Merger among Virata Limited, Virata Acquisition
         Sub, Inc., a Delaware corporation, RSA Communications, Inc., a
         Delaware corporation, and Munther Qubain, an individual, dated as of June 1, 1998 (incorporated by reference to the Registrant's
         Registration Statement on Form S-1 (No. 333-86591) (the "1999 Form S-
         1")) (1)

  2.2    Amendment No. 1 to Agreement and Plan of Merger among Virata Limited,
         Virata Acquisition Sub, Inc., a Delaware corporation, RSA
         Communications, Inc., a Delaware corporation, and Munther Qubain, an individual, dated as of June 25, 1998 (incorporated by reference to the 1999 Form S-1)

  2.3    Agreement and Plan of Merger among Virata Corporation, D2
         Technologies, Inc., VC Acquisition, Inc. and David Y. Wong, as
         Securityholder Agent, dated as of January 23, 2000 (incorporated by reference to the Registrant's Current Report on Form 8-K filed on February 1, 2000) (1)

  2.4    Share Purchase Agreement among Virata Corporation and Jonathan Masel,
         Joanne Masel, Menachem Student, David St. Charles, Peter Simon,
         Holland Venture B.V., Docor International B.V., dated as of March 21,
         2000 (incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 4, 2000) (1)

  2.5    Agreement and Plan of Merger among Virata Corporation, Agranat
         Systems, Inc., Agranat Acquisition, Inc. and Owen Robbins, as
         Securityholder Agent, dated as of July 24, 2000 (incorporated by reference to the Registrant's Current Report on Form 8-K filed on August 4, 2000) (1)

  2.6    Agreement and Plan of Merger among Virata Corporation, Excess
         Bandwidth Corporation VC Acquisition, Inc. and Steve Dines, as
         Securityholder Agent, dated as of June 20, 200 (incorporated by reference to the Registrant's Current Report on Form 8-K filed on June
         22, 2000) (1)

  3.1    Amended and Restated Certificate of Incorporation of Virata
         Corporation (incorporated by reference to the Registrant's Annual
         Report on Form 10-K for the fiscal year ended April 2, 2000)

  3.2 Bylaws of Virata Corporation, as amended to date (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended April 2, 2000)

  4.1    Specimen form of Virata Corporation's Common Stock Certificate
         (incorporated by reference to the 1999 Form S-1)

 10.1 Agreement with Gaz et Eaux and Board with respect to Board of Directors and other shareholder rights (incorporated by reference to the 1999 Form S-1)

 10.2 Warrant Agreement between Virata Limited and Index Securities, S.A., dated as of June 4, 1998 (incorporated by reference to the 1999 Form
         S-1)

 10.3    Form of Warrant between Virata Limited and Comdisco, Inc.
         (incorporated by reference to the 1999 Form S-1)

 10.4    Lease between WHC-SIX Real Estate Limited Partnership and Advanced
         Telecommunications Modules, Inc., a California corporation, dated June
         26, 1996 (incorporated by reference to the 1999 Form S-1)

 10.5    Lease Agreement between Lake Partners, L.L.C. and RSA Communications,
         Inc., dated as of July 1, 1998 (incorporated by reference to the 1999
         Form S-1)

 10.6    Lease between Universities Superannuation Scheme Limited and Advanced
         Telecommunications Modules Limited, dated 1994 (incorporated by reference to the 1999 Form S-1)

 10.7    License to Subunderlet among Universities Superannuation Scheme
         Limited, Royal Insurance (U.K.)
         Limited, Hill Samuel Investment Services Group Limited, and Advanced
         Telecommunications Modules Limited, dated 1995 (incorporated by reference to the 1999 Form S-1)

 Exhibit
 Number                                Description
 -------                               -----------

 10.8    Lease between Virata Limited and Comdisco, Inc., dated September 30,
         1996 (incorporated by reference to the 1999 Form S-1)

 10.9    Loan and Security Agreement among Venture Banking Group, Virata Santa
         Clara Corporation and Virata Raleigh Corporation, dated as of August
         27, 1999 (incorporated by reference to the 1999 Form S-1)

 10.10   Collateral Assignment, Patent Mortgage and Security Agreement between
         Virata Ltd. And Venture Banking Group, dated as of August 27, 1999
         (incorporated by reference to the 1999 Form S-1)

 10.11   Agreement between ARM Limited and Virata Ltd., dated June 2, 1999
         (incorporated by reference to the 1999 Form S-1) (2)

 10.12   Amendment No. 1 to License and Technical Co-Operation Agreement for
         ATM Technology between Ing. C. Olivetti & C., S.p.A. and Advanced
         Telecommunications Modules Limited, dated September 19, 1994
         (incorporated by reference to the 1999 Form S-1)

 10.13 License and Technical Co-Operation Agreement for ATM Technology between Ing. C. Olivetti & C., S.p.A. and Advanced Telecommunications
         Modules Limited, dated December 3, 1993 (incorporated by reference to the 1999 Form S-1)

 10.14   Development, Production, Supply and License Agreement between Advanced
         Telecommunications Modules Limited and Symbios Incorporated, a
         Delaware corporation, dated as of August 16, 1997 (incorporated by reference to the 1999 Form S-1)

 10.15   1999 Stock Incentive Plan (incorporated by reference to the
         Registrant's Registration Statement on Form S-8 (No. 333-34742)) (3)

 10.16   1999 Employee Stock Purchase Plan (incorporated by reference to the
         Registrant's Registration Statement on Form S-8 (No. 333-34742)) (3)

 10.17   Non-Employee Director Plan (incorporated by reference to the
         Registrant's Registration Statement on Form S-8 (No. 333-34742)) (3)

 10.18   Form of Indemnity Agreement (incorporated by reference to the 1999
         Form S-1)

 10.19   Employment Agreement--Charles Cotton (incorporated by reference to the
         1999 Form S-1) (3)

 10.20   Employment Agreement--Michael Gulett (incorporated by reference to the
         1999 Form S-1) (3)

 10.21   Employment Agreement--Andrew Vought (incorporated by reference to the
         1999 Form S-1) (3)

 10.22   Employment Agreement--Martin Jackson (incorporated by reference to the
         1999 Form S-1) (3)

 10.23   Employment Agreement--Thomas Cooper (incorporated by reference to the
         1999 Form S-1) (3)

 10.24 Employment Agreement--Duncan Greatwood (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended
         April 2, 2000) (3)

 10.25   Registration Rights Agreement by and among Virata Corporation and the
         Investors, dated November 17, 1999 (incorporated by reference to the 1999 Form S-1)

 10.26   Registration Rights Agreement by and among Virata Corporation and
         David Y. Wong, dated February 10, 2000 (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended
         April 2, 2000)

 10.27   Registration Rights Agreement by and among Virata Corporation and
         Jonathan Masel, dated April 27, 2000 (incorporated by reference to the
         Registrant's Annual Report on Form 10-K for the fiscal year ended
         April 2, 2000)

 10.28   Lease Agreement between Equitable Life Assurance Society and Virata
         Limited, dated March 28, 2001

 10.29   Employment Agreement--Daniel Karr (3)

 Exhibit
 Number                              Description
 -------                             -----------

 21.1    List of Subsidiaries of Virata Corporation

 23.1    Consent of Independent Accountants

 24.1 Power of Attorney (see the signature page to this Annual Report on Form 10-K)

--------
(1) Filed without schedules.

(2) Confidential treatment has been requested for selected sections of this exhibit.

(3) A management contract or compensatory plan or arrangement.