Form 10-Q
period 2001-07-01
VIRATA CORP
filed 2001-08-15
CIK 1094371

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 1, 2001.

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from          to

                        Commission File Number: 0-28157
                        -------------------------------
                              Virata Corporation
            (Exact name of Registrant as specified in its charter)
                      ----------------------------------

                            Delaware                                             77-0521696
 (State or other jurisdiction of incorporation or organization)      (IRS Employer Identification No.)

           2700 San Tomas Expressway, Santa Clara, California 95051 (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code: (408) 566-1000

                                ---------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes [X]   No [_]

As of July 27, 2001, there were 63,752,742 shares of the Registrant's Common Stock outstanding, par value $0.001.

--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                        PAGE
                                                                                                       NUMBER
                                                                                                       ------
PART I      Financial Information
            ---------------------
Item 1      Condensed Consolidated Financial Statements (unaudited)..................................      1

            Condensed Consolidated Balance Sheet as of July 1, 2001 and April 1, 2001................      1

            Condensed Consolidated Statement of Operations for the three month periods ended
            July 1, 2001 and July 2, 2000............................................................      2

            Condensed Consolidated Statement of Cash Flows for the three month periods ended
            July 1, 2001 and July 2, 2000............................................................      3

            Notes to Condensed Consolidated Financial Statements.....................................      4

Item 2      Management's Discussion and Analysis of Financial Condition and Results of Operations....      9

Item 3      Quantitative and Qualitative Disclosure about Market Risk................................     25


PART II     Other Information
            -----------------

Item 1      Legal Proceedings........................................................................     26

Item 2      Changes in Securities and Use of Proceeds................................................     26

Item 3      Defaults Upon Senior Securities..........................................................     26

Item 4      Submission of Matters to a Vote of Security Holders......................................     26

Item 5      Other Information........................................................................     26

Item 6      Exhibits and Reports on Form 8-K.........................................................     27

PART I - FINANCIAL INFORMATION

ITEM 1 - Condensed Consolidated Financial Statements

                              VIRATA CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                           (in thousands, unaudited)



                                                                                             July 1,            April 1,
                                                                                              2001             2001/(A)/
                                                                                          -------------      -------------
ASSETS
Current assets:
     Cash and cash equivalents...................................................         $   256,686       $   321,923
     Short-term investments......................................................             173,474           166,007
     Accounts receivable, net....................................................               6,715            14,093
     Inventories.................................................................              13,854            19,664
     Other current assets........................................................               7,554             4,647
                                                                                          -----------       -----------
                  Total current assets...........................................             458,284           526,334

Property and equipment, net......................................................              18,483            15,881
Intangible assets................................................................             319,020           346,947
Investments......................................................................              66,151             9,640
Other assets.....................................................................               5,244             6,095
                                                                                          -----------       -----------
                  Total assets...................................................         $   867,180       $   904,897
                                                                                          ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable............................................................         $     4,683       $    10,167
     Accrued liabilities.........................................................              10,933             2,372
     Accrued employee benefits...................................................               4,526             4,591
     Accrued National Insurance Contributions on options.........................               6,895             6,945
     Deferred revenue............................................................               4,004             3,809
     Capital lease obligations, current..........................................               1,871             1,351
                                                                                          -----------       -----------
                  Total current liabilities......................................              32,912            29,235

Capital lease obligations, long-term.............................................               1,007             1,367
Other long-term liabilities......................................................                 333               311
                                                                                          -----------       -----------
                  Total liabilities..............................................              34,252            30,913
                                                                                          -----------       -----------

Stockholders' equity:
     Common stock................................................................                  64                63
     Additional paid-in capital..................................................           1,138,797         1,136,581
     Accumulated other comprehensive income......................................                 706               752
     Unearned stock compensation.................................................             (13,514)          (14,900)
     Accumulated deficit.........................................................            (293,125)         (248,512)
                                                                                          -----------       -----------
                  Total stockholders' equity.....................................             832,928           873,984
                                                                                          -----------       -----------
                  Total liabilities and stockholders' equity.....................         $   867,180       $   904,897
                                                                                          ===========       ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

__________________
(A) The information in this column is derived from Virata Corporation's audited financial statements for the fiscal year ended April 1, 2001.

                              VIRATA CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                                               Three Months Ended
                                                                        --------------------------------
                                                                            July 1,            July 2,
                                                                             2001               2000
                                                                        -------------      -------------
Revenues:
   Semiconductor....................................................    $     17,345       $     21,465
   License..........................................................           1,141              4,157
   Services and royalty.............................................           1,693                968
   Systems..........................................................              98              1,106
                                                                        ------------       ------------
              Total revenues........................................          20,277             27,696
                                                                        ------------       ------------
Cost of revenues:
   Semiconductor....................................................          10,682             14,092
   License..........................................................              --                124
   Services and royalty.............................................             486                186
   Systems..........................................................             183                458
                                                                        ------------       ------------
              Total cost of revenues................................          11,351             14,860
                                                                        ------------       ------------
Gross profit........................................................           8,926             12,836
                                                                        ------------       ------------
Operating expenses:
   Research and development.........................................          14,014              5,682
   Sales and marketing..............................................           5,472              4,961
   General and administrative.......................................           4,994              4,743
   Restructuring costs..............................................           6,038                 --
   Amortization of intangible assets................................          27,927              9,949
   Acquired in-process research and development ....................              --              1,170
                                                                        ------------       ------------
     Total operating expenses.......................................          58,445             26,505
                                                                        ------------       ------------
Loss from operations................................................         (49,519)           (13,669)
Interest and other income, net......................................           4,906                884
                                                                        ------------       ------------
Net loss............................................................    $    (44,613)           (12,785)
                                                                        ============       ============

Basic and diluted net loss per share................................    $      (0.71)             (0.26)
                                                                        ============       ============
Weighted average common shares - basic and diluted..................          63,097             48,417
                                                                        ============       ============

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                              VIRATA CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (in thousands, unaudited)

                                                                                   Three Months Ended
                                                                         -------------------------------------
                                                                               July 1,              July 2,
                                                                                 2001                 2000
                                                                         -----------------     ---------------
Cash flows from operating activities:
Net loss ..................................................................   $ (44,613)            $ (12,785)
Adjustments to reconcile net loss to net cash used in operating activities:
  Provision for doubtful accounts and returns .............................         583                    --
  Acquired in-process research and development.............................          --                 1,170
  Depreciation and amortization ...........................................      29,809                10,475
  Amortization of stock compensation ......................................       1,386                   150
  Change in assets and liabilities (net of acquisition balances):
     Accounts receivable ..................................................       6,795                (7,268)
     Inventories ..........................................................       5,810                (1,895)
     Other current assets .................................................      (2,912)                  434
     Other assets .........................................................         853                  (392)
     Accounts payable .....................................................      (5,481)                3,836
     Accrued liabilities ..................................................       8,572                (1,008)
     Accrued employee benefits ............................................         (58)                 (449)
     Accrued National Insurance Contributions on options ..................         (52)                2,520
     Deferred revenue .....................................................         200                  (675)
     Other long-term liabilities ..........................................          23                    --
                                                                              ---------             ---------
         Net cash provided by (used in) operating activities ..............         915                (5,887)
                                                                              ---------             ---------

Cash flows from investing activities:
  Sale of short-term investments ..........................................     745,900                    --
  Purchase of short-term investments ......................................    (753,367)                   --
  Purchase of investments .................................................     (56,511)                   --
  Purchase of property and equipment, net .................................      (4,492)               (1,385)
  Cash acquired in acquisition, net .......................................          --                   541
                                                                              ---------             ---------
         Net cash used in investing activities ............................     (68,470)                 (844)
                                                                              ---------             ---------

Cash flows from financing activities:
  Proceeds from issuance of common stock ..................................       2,216                   909
  Proceeds from capital leases ............................................         472                    --
  Repayment of capital lease obligations ..................................        (312)                 (232)
  Repayment of bank borrowings ............................................         (10)                   --
                                                                              ---------             ---------
         Net cash provided by financing activities ........................       2,366                   677
                                                                              ---------             ---------
Effect of exchange rate changes on cash ...................................         (48)                  112
                                                                              ---------             ---------

Net decrease in cash and cash equivalents .................................     (65,237)               (5,942)

Cash and cash equivalents at the beginning of the period ..................     321,923                60,193
                                                                              ---------             ---------
Cash and cash equivalents at the end of the period ........................   $ 256,686             $  54,251
                                                                              =========             =========


 The accompanying notes are an integral part of these condensed consolidated financial statements.

                              VIRATA CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1--Basis of Presentation

     Virata Corporation ("Virata", "Company" or "we") provides communications processors and DSL physical-layer chips combined with integrated software modules to manufacturers of equipment utilizing digital subscriber line, or DSL, and broadband wireless technologies. These "integrated software on silicon"(TM) product solutions enable our customers to develop a diverse range of equipment, including modems, gateways, routers, fixed wireless receivers and base stations targeted at the voice and high-speed data network access, or broadband, market. We believe our systems expertise, products and support services enable equipment manufacturers to simplify product development, reduce the time it takes for products to reach the market and focus resources on product differentiation and enhancement. We outsource the manufacturing of our semiconductors, which allows us to focus our resources on the design, development and marketing of our products.

     Effective October 3, 1999, the Company changed the fiscal year such that each quarter ends on the Sunday closest to the calendar quarter end.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation of the Company's financial condition as of July 1, 2001, the results of its operations and cash flows for the three months ended July 1, 2001 and July 2, 2000. These financial statements should be read in conjunction with the Company's audited financial statements, including the notes thereto, and the other information set forth therein included in the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 2001. Operating results for the three months ended July 1, 2001 are not necessarily indicative of the operating results that may be expected for the fiscal year ending March 31, 2002.

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

     In December 1999, the Securities Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. In June 2000, the SEC issued SAB 101B, "Second Amendment: Revenue Recognition in Financial Statements". SAB 101B deferred the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company adopted SAB 101 in the fourth quarter of fiscal year 2001, effective as of the beginning of the calender year. The adoption of SAB 101 did not have a material effect on the financial position or results of operations of the Company.

Note 3--Earnings Per Share

Net loss per share

     The Company computes net loss per share in accordance with Statement of Financial Accounting Standards, ("SFAS") No. 128, "Earnings per Share" and SEC SAB No. 98. Under the provisions of SFAS No. 128 and SAB

                              VIRATA CORPORATION

No. 98, basic and diluted net loss per share is computed by dividing the net loss available to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential shares of common stock if their effect is anti-dilutive. Potential common stock consists of shares of common stock issuable upon the exercise of stock options and warrants.

Note 4--Investments

     Short-term investments consist of debt securities with original maturity dates greater than ninety days and less than one year. Debt securities with original maturity dates greater than one year are classified on the balance sheet as non-current assets. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company's investments are classified as available-for-sale, and are reported at fair value at the balance sheet date. The unrealized gains and losses, net of related taxes, are reported as a component of accumulated other comprehensive income. Management determines the appropriate classification of debt securities at the time of purchase and reassesses the classification at each reporting date. Gains and losses on the sale of available-for-sale investments are determined using the specific-identification method.

     As of July 1, 2001 and April 1, 2001, the Company held $232.3 million and $166.0 million of debt securities, respectively. Of these securities, $173.5 million and $166.0 million, respectively, were classified as short-term investments on the Company's consolidated balance sheet. The debt securities held by the Company consisted primarily of commercial paper, and U.S. and foreign corporate debt securities. Unrealized holding gains and losses of available-for-sale debt securities were not significant and accordingly the amortized cost of these securities approximated fair market value at July 1, 2001 and April 1, 2001. Contract maturities of these securities were within two years as of July 1, 2001. Realized gains and losses on available-for-sale debt securities were not significant for the three months ended July 1, 2001.

     As of July 1, 2001, the Company held restricted shares in some privately-held technology companies, with an aggregate carrying value of $7.3 million. These non-marketable shares are carried at cost, and are classified on the balance sheet as non-current assets.

Note 5--Balance Sheet Components (in thousands)


                                                                            July 1,             April 1,
                                                                              2001                2001
                                                                         ---------------     ---------------
                                                                          (unaudited)
Accounts Receivable:
    Gross.........................................................       $      8,145        $     14,941
    Allowance for doubtful accounts...............................             (1,430)               (848)
                                                                         ------------        ------------
                                                                         $      6,715        $     14,093
                                                                         ============        ============

Inventories:
    Raw Material..................................................       $      1,345        $      1,315
    Work-in-process...............................................                317        $         87
    Finished Goods................................................             12,192              18,262
                                                                         ------------        ------------
                                                                         $     13,854        $     19,664
                                                                         ============        ============

Property and equipment, net:
    Office equipment..............................................       $     15,747        $     14,200
    Furniture and fixtures........................................              2,433               1,307
    Automobiles...................................................                 31                  31
    Leasehold improvements........................................              4,487               2,663
    Research and development equipment............................              7,755               7,769
                                                                         ------------        ------------
                                                                               30,453              25,970
    Less: Accumulated depreciation and amortization...............            (11,970)            (10,089)
                                                                         ------------        ------------
                                                                         $     18,483        $     15,881
                                                                         ============        ============

                              VIRATA CORPORATION

                                                                            July 1,             April 1,
                                                                              2001                2001
                                                                         ---------------     ---------------
                                                                          (unaudited)
Intangible assets:
    Goodwill......................................................       $    317,506        $    317,506
    Assembled workforce...........................................              3,574               3,574
    Contracts.....................................................              5,961               5,961
    Customer base.................................................              5,596               5,596
    Technology....................................................            102,634             102,634
    Tradename.....................................................                 60                  60
                                                                         ---------------     ---------------
                                                                              435,331             435,331
    Less: Accumulated amortization................................           (116,311)            (88,384)
                                                                         ---------------     ---------------
                                                                         $    319,020        $    346,947
                                                                         ===============     ===============

Note 6--Non-Cash Compensation Charges

     The components of the non-cash compensation charges in the operating expenses are as follows:

                                                                               Three Months Ended
                                                                        ------------------------------------
                                                                            July 1,            July 2,
                                                                             2001               2000
                                                                        ----------------   -----------------
                                                                                   (unaudited)
   Research and development:
     National Insurance Contributions on options....................    $        --        $        600
     Amortization of stock compensation.............................          1,069                  50
     Other research and development.................................         12,945               5,032
                                                                        ----------------   -----------------
              Total research and development........................    $    14,014        $      5,682
                                                                        ================   =================

   Sales and marketing:
     National Insurance Contributions on options....................    $        --        $        545
     Amortization of stock compensation.............................            129                  50
     Other sales and marketing......................................          5,343               4,366
                                                                        ----------------   -----------------
              Total sales and marketing.............................    $     5,472        $      4,961
                                                                        ================   =================

   General and administrative:
     National Insurance Contributions on options....................    $        --        $      1,375
     Amortization of stock compensation.............................            188                  50
     Other general and administrative...............................          4,806               3,318
                                                                        ----------------   -----------------
              Total general and administrative......................    $     4,994        $      4,743
                                                                        ================   =================

Note 7--National Insurance Contributions on Options

     The charge for National Insurance Contributions on options is based on a tax applied in the United Kingdom on the gain in our stock options for options granted to our United Kingdom employees, both vested and unvested. The charge is calculated on each option granted in the United Kingdom as the difference between the market value of our common stock at the close of the period and the exercise price of the option multiplied by a 12.2% tax rate.

     In October 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on Issue No. 00-16, "Recognition and Measurement of Employer Payroll Taxes on Employee Stock-Based Compensation", whereby employer payroll taxes should be recognized as a liability when the tax obligation is triggered, which is generally the date the stock option is exercised. Prior to October 1, 2000, the Company estimated and recorded its liability for the National Insurance Contributions based upon total outstanding stock options held by its employees in the United Kingdom. Beginning in the quarter ended December 31, 2000, the Company will record an additional liability only upon the exercise of options granted to employees in the United

                              VIRATA CORPORATION

Kingdom subsequent to October 1, 2000, after the existing reserve has been exhausted. No additional liability has been recorded since the quarter ended October 1, 2000.

     In May 2001 legislation went into effect in the United Kingdom whereby the liability for National Insurance Contributions on any options to employees in the United Kingdom granted between April 6, 1999 and May 19, 2000 may be limited by making a payment for National Insurance Contributions with regard to such grants. The amount of National Insurance Contributions payable in connection with these options is limited to the difference between the market value of our common stock on November 7, 2000 and the exercise price of the options. During the quarter ending September 30, 2001, the Company has paid approximately $1.5 million to settle National Insurance Contributions liability with respect to the majority of the Company's option grants.

     The settlement of this liability removes the need for any further reserves to be made in respect of National Insurance Contributions for these options and eliminates the uncertainty of the future ultimate liability.

Note 8--Restructuring Costs

     In June 2001, the Company recorded restructuring costs related to the consolidation of excess facilities, which included the closure of certain corporate facilities in U.S. and United Kingdom. The Company recorded a restructuring charge of approximately $6.0 million for excess facilities relating primarily to lease termination and non-cancelable lease costs. The lease costs represent future lease payments subsequent to closure less estimated sublease income. Amounts related to the net lease expense due to the consolidation of facilities will be paid over the respective lease terms through 2007.

Note 9--Comprehensive Loss (in thousands)

The components of comprehensive loss, net of tax, are as follows:

                                                                                 Three Months Ended
                                                                        ---------------------------------
                                                                             July 1,            July 2,
                                                                              2001               2000
                                                                        ----------------    -----------------
                                                                                    (unaudited)
     Net loss ....................................................      $   (44,613)        $   (12,785)
     Other comprehensive income (loss):
     Change in accumulated currency translation adjustments.......              (46)                329
                                                                        ----------------    -----------------
     Comprehensive loss  .........................................      $   (44,659)        $   (12,456)
                                                                        ================    =================

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

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after March 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company is currently assessing, but has not yet determined the impact of SFAS No. 142 on its financial position and results of operations.

                              VIRATA CORPORATION

Note 11 - Subsequent Event

     In August 2001, the Company paid approximately $1.5 million to the Inland Revenue in settlement for National Insurance Contributions due on options granted to employees in the United Kingdom. The settlement of this liability removes the need for any further reserves to be made in respect of National Insurance Contributions for these options and eliminates the uncertainty of the future ultimate liability.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     Virata Corporation ("Virata", "we" or the "Company") provides communications processors and DSL physical-layer chips combined with integrated software modules to manufacturers of equipment utilizing digital subscriber line, or DSL, and broadband wireless technologies. These "integrated software on silicon"(TM) product solutions enable our customers to develop a diverse range of equipment, including modems, gateways, routers, fixed wireless receivers and base stations targeted at the voice and high-speed data network access, or broadband, market. We believe our systems expertise, products and support services enable equipment manufacturers to simplify product development, reduce the time it takes for products to reach the market and focus resources on product differentiation and enhancement. We outsource the manufacturing of our semiconductors, which allows us to focus our resources on the design, development and marketing of our products.

     We generate revenues from sales of semiconductors, systems-level products, software licenses, maintenance, royalties and design services. Semiconductor revenues have come from two sources, our Proton family of application specific integrated circuit ("ASIC") products and our ATOM family of application specific standard parts ("ASSP"). Original equipment manufacturers, or OEMs, license our software, which permits them to purchase our semiconductors for use in their products. We support our licensee customers through the sale of maintenance contracts and design services. Since September 1997, we have sold our systems-level products primarily to one customer. This principal customer discontinued its use of our systems products in fiscal year 2001, and, as a result, our systems-level products currently consist only of sales of board-level evaluation systems featuring our latest ASSP products.

     Our revenues to date have been concentrated with a small number of customers. We expect this concentration to continue. For the three months ended July 1, 2001, Ambit Microsystems and Siemens A.G. accounted for 50.0% and 19.9% of our total revenues, respectively. For the three months ended July 2, 2000, Westell Technologies accounted for 34.2% of our total revenues.

     International revenues, from customers located outside of the U.S., accounted for 93.4% our total revenues for the three months ended July 1, 2001, and 23.7% for the three months ended July 2, 2000. For the three months ended July 1, 2001, sales from customers in Taiwan, Germany and Hong Kong represented 46.0%, 21.2% and 11.1% of total revenues, respectively. For the three months ended July 2, 2000, sales from customers in Taiwan represented 12.7% of total revenues. Almost all of our international revenues are transacted in U.S. dollars, which reduces our exposure to fluctuations in revenues attributable to changes in foreign currency exchange rates. However, we experience risks inherent in international business. These risks include extended collection time for receivables, reduced ability to enforce contractual obligations and reduced protection of our intellectual property. Our material costs are denominated in U.S. dollars, and our operating expenses are primarily in U.S. dollars, British pounds sterling, and new Israeli shekels.

                                                                     Three Months Ended
                                                                    --------------------
                                                                     July 1,      July 2,
                                                                      2001         2000
                                                                    --------     --------
       Revenues by Geographic Region
       North America ............................................      6.6%        76.3%
       Asia......................................................     66.1%        21.6%
       Europe/Israel.............................................     27.3%         2.1%

     Our limited operating history in the DSL market makes it difficult to forecast our future operating results accurately. To date, we have not achieved profitability in any quarterly or annual period, and as of July 1, 2001, we had an accumulated deficit of $293.1 million. Although our total revenues have grown in recent quarters, we cannot be certain that our total revenues will increase at a rate sufficient to achieve and maintain profitability.

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

Results of Operations

Three Months Ended July 1, 2001 and July 2, 2000

  Total Revenues

     Total revenues decreased 26.8% from $27.7 million for the three months ended July 2, 2000 to $20.3 million for the three months ended July 1, 2001.

     Semiconductor revenues decreased 19.2% to $17.3 million for the three months ended July 1, 2001, compared to $21.5 million for the three months ended July 2, 2000, primarily due to delays in expected DSL rollouts, and our customers' inventory buildup in the second half of fiscal year 2001. As a result, certain customers rescheduled or cancelled shipments in Asia and the U.S. and revised the shipment schedules of their remaining orders. Semiconductor revenues increased to 85.5% of total revenues for the three months ended July 1, 2001, compared to 77.5% of total revenues for the three months ended July 2, 2000.

     License revenues decreased 72.6% to $1.1 million for the three months ended July 1, 2001, compared to $4.2 million for the three months ended July 2, 2000. License revenues also decreased to 5.6% of total revenues for the three months ended July 1, 2001, compared to 15.0% of total revenues for the three months ended July 2, 2000. The decrease in license revenues was primarily due to the slowdown in the U.S. economy and delays in expected DSL rollouts, thus decreasing the number of new software licensees.

     Services and royalty revenues increased 74.9% to $1.7 million, or 8.3% of total revenues, for the three months ended July 1, 2001, compared to $968,000 or 3.5% of total revenues, for the three months ended July 2, 2000. The increase was due primarily to the expansion of our licensee customer base in prior fiscal year, and the resulting increase in service revenues; and additional service and royalty revenues generated by our acquisitions of Inverness Systems, Ltd, now known as Virata Israel ("Inverness Systems") and Agranat Systems, Inc ("Agranat Systems").

     Systems revenues decreased 91.1% to $98,000 for the three months ended July 1, 2001, compared to $1.1 million for the three months ended July 2, 2000. Systems revenue also decreased to 0.5% of total revenues for the three months ended July 1, 2001 from 4.0% of total revenues for the three months ended July 2, 2000. This decrease was primarily due to our decision in September 1997 to focus our sales and development efforts on semiconductor devices for the DSL market. In prior fiscal years we sold our systems products to one principal customer. However, this customer has discontinued the use of our system products. As a result, our systems-level products now consist only of sales of board-level evaluation systems featuring our latest ASSP products.

  Cost of Revenues and Gross Margin

     Total cost of revenues consists primarily of costs paid to foundry vendors to manufacture our semiconductors, costs attributable to design services, software maintenance and operations expense. Cost of revenues decreased to $11.4 million, or 56.0% of total revenues, for the three months ended July 1, 2001, compared to $14.9 million, or 53.7% of total revenues, for the three months ended July 2, 2000.

     Semiconductor gross margin increased to 38.4% for the three months ended July 1, 2001, from 34.3% for the three months ended July 2, 2000. The increase was due primarily to the impact of the $1.7 million inventory provision related to the end-of-life transition for our older Hydrogen product, charged in the three months ended July 2, 2000. We believe our gross margin may continue to fluctuate as semiconductors become a greater percentage of total revenues, and because increased competition and more consumer-oriented markets may impact average selling price.

     There were no costs of revenues associated with our software license revenues for the three months ended July 1, 2001. License gross margin was 97.0% for the three months ended July 2, 2000 primarily due to costs incurred with license contracts assumed following our acquisitions of D2 Technologies, Inc. ("D2 Technologies") and Inverness Systems.

     Services and royalty gross margin decreased to 71.3% for the three months ended July 1, 2001 from 80.8% for the three months ended July 2, 2000 due primarily to an increase in fixed operations costs to support our service contracts.

     Systems gross margin decreased to negative 86.7% for the three months ended July 1, 2001 from 58.6% for the three months ended July 2, 2000. The decrease in systems margin was primarily due to fixed operations support related to systems products and a narrower systems product range. Due to our principal customer discontinuing the use of our systems products in fiscal year 2001, our systems gross margin consists only of sales of board-level evaluation systems featuring our latest ASSP products, which we sell at or below cost to support our ASSP products.

  Research and Development Expenses

     Research and development expenses consist primarily of engineering staffing costs and technology license fees. Research and development expenses increased 146.6% to $14.0 million for the three months ended July 1, 2001, from $5.7 million for the three months ended July 2, 2000. The increase was primarily due to the addition of research and development personnel as a result of accelerated new product development and the addition of personnel as a result of the acquisitions of Inverness Systems, Agranat Systems and Excess Bandwidth.

     For the three months ended July 1, 2001, and July 2, 2000, we recognized amortization of stock compensation of approximately $1.1 million and $50,000, respectively, for the research and development group. See "Amortization of Stock Compensation" below. For the three months ended July 2, 2000, a charge of approximately $600,000 was recorded for National Insurance Contributions on options for the research and development group. See "National Insurance Contributions on Options" below.

  Sales and Marketing Expenses

     Sales and marketing expenses consist primarily of employee salaries, sales commissions, travel and related costs, promotional materials and trade show expenses. Sales and marketing expenses increased 10.3% to $5.5 million for the three months ended July 1, 2001, from $5.0 million for the three months ended July 2, 2000. The increase was primarily due to the addition of sales and marketing personnel.

     For the three months ended July 1, 2001, and July 2, 2000, we recognized amortization of stock compensation of approximately $129,000 and $50,000, respectively, for the sales and marketing group. See "Amortization of Stock Compensation" below. For the three months ended July 2, 2000,a charge of approximately $545,000 was recorded for National Insurance Contributions on options for the sales and marketing group. See "National Insurance Contributions on Options" below.

  General and Administrative Expenses

     General and administrative expenses consist primarily of employee salaries and costs associated with legal, accounting and other professional service fees, bad debt expense as well as general corporate expenses. General and administrative expenses increased 5.3% to $5.0 million for the three months ended July 1, 2001, from $4.7 million for the three months ended July 2, 2000. The increase was primarily attributable to the increased staff, inclusion of current expenses related to the former Inverness Systems, Agranat Systems and Excess Bandwidth, which were acquired by Virata in fiscal year 2001, and the additional costs of being a publicly traded company.

     For the three months ended July 1, 2001, and July 2, 2000, we recognized amortization of stock compensation of approximately $188,000 and $50,000, respectively, for the general and administrative group. See "Amortization of Stock Compensation" below. For three months ended July 2, 2000, a charge of approximately $1.4 million was recorded for National Insurance Contributions on options for the general and administrative group. See "National Insurance Contributions on Options" below.

  National Insurance Contributions on Options

     We recorded a charge for National Insurance Contributions on options, which is based on a tax applied in the United Kingdom on the gain in our stock options for options granted to our United Kingdom employees, both vested and unvested. The charge is calculated on each option granted in the United Kingdom as the difference between the market value of our common stock at the close of the period and the exercise price of the option multiplied by a 12.2% tax rate.

     In October 2000, the EITF of the FASB reached a consensus on Issue No. 00-16, "Recognition and Measurement of Employer Payroll Taxes on Employee Stock-Based Compensation", whereby employer payroll taxes should be recognized as a liability when the tax obligation is triggered, which is generally the date the stock option is exercised. Prior to October 1, 2000, the Company estimated and recorded its liability for the National Insurance Contributions based upon total outstanding stock options held by its employees in the United Kingdom. Beginning in the quarter ended December 31, 2000, the Company will record an additional liability only upon the exercise of options granted to employees in the United Kingdom subsequent to October 1, 2000, after the existing reserve has been exhausted. No additional liability has been recorded since the quarter ended October 1, 2000.

     In May 2001 legislation went into effect, in the United Kingdom, whereby the liability for National Insurance Contributions on any options to employees in the United Kingdom granted between April 6, 1999 and May 19, 2000 may be limited by making a payment for National Insurance Contributions with regard to such grants. The amount of National Insurance Contributions payable, in connection with these options, is limited to the difference between the market value of our common stock on November 7, 2000 and the exercise price of the options. During the quarter ending September 30, 2001, we have paid approximately $1.5 million to settle National Insurance Contributions liability with respect to the majority of the our option grants.

     The settlement of this liability removes the need for any further reserves to be made in respect of National Insurance Contributions, for these options, and eliminates the uncertainty of the future ultimate liability.

  Restructuring Costs

     In June 2001, we recorded restructuring costs related to the consolidation of excess facilities, which included the closure of certain corporate facilities in the U.S. and the United Kingdom. We recorded a restructuring charge of approximately $6.0 million for excess facilities relating primarily to lease termination and non-cancelable lease costs. The lease costs represent future lease payments subsequent to closure less estimated sublease income. Amount related to the net lease expense due to the consolidation of facilities will be paid over the respective lease terms through 2007.

  Amortization of Intangible Assets

     Amortization of intangible assets expense is related to the intangible assets acquired in the July 1998 acquisition of RSA Communications, the February 2000 acquisition of D2 Technologies, the April 2000 acquisition of Inverness Systems, and the August 2000 acquisitions of Agranat Systems and Excess Bandwidth. Amortization of intangible assets for the three months ended July 1, 2001 was $27.9 million, compared to $9.9 million for the three months ended July 2, 2000. The quarter to quarter increase was primarily a result of these recent acquisitions. We are amortizing the intangible assets over the expected lives of the assets of between 24 to 60 months.

  Amortization of Stock Compensation

     Through July 1, 2001, we recorded a total of $21.0 million of unearned stock compensation, of which approximately $18.7 million is related to the assumption of unvested stock options from the recent acquisitions of Excess Bandwidth and Agranat Systems. We recognized amortization of stock compensation of $1.4 million for the three months ended July 1, 2001, and $150,000 for the three months ended July 2, 2000. We are amortizing the unearned stock compensation over the vesting period of the related options, generally 48 months.

  Acquired In-Process Research and Development Expense

     There was no acquired in-process research and development expense for the three months ended July 1, 2001. In connection with an acquisition completed during the three months ended July 2, 2000, we recorded charges of $1.2 million associated with acquired in-process research and development for the three months ended July 2, 2000. The amount was determined by identifying research projects for which technological feasibility had not been established and no alternative future uses existed as of the respective acquisition dates. The values of these projects were charged to operations at the time of acquisition.

     The acquired in-process research and development the three months ended July 2, 2000 was attributable to the acquisition of Inverness Systems in April 2000. The acquisition was accounted for as a purchase business combination.

  Interest and Other Income, Net

     Interest and other income, net consists primarily of income earned on cash and cash equivalents, marketable investments, interest expense, and foreign exchange gains and losses. Interest income for the three months ended July 1, 2001 increased to $5.3 million, compared to $1.1 million for the three months ended July 2, 2000 due primarily to cash provided by our follow-on offering that was completed in July 2000.

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

     Our cash and cash equivalents together with our short-term investments decreased $57.8 million to $430.2 million for the three months ended July 1, 2001. The decrease in these accounts was primarily due to purchase of long-term marketable investments. Our cash and cash equivalents decreased $65.2 million to $256.7 million for the three months ended July 1, 2001.

     Our working capital at July 1, 2001 was approximately $425.4 million as compared to $497.1 million at April 1, 2001. Our current ratio decreased to 13.9 to 1, as of July 1, 2001, from 18.0 to 1, as of April 1, 2001.

     Net cash provided by operating activities for the three months ended July 1, 2001 of $915,000 was primarily due to the depreciation and amortization of $29.8 million, amortization of stock compensation of $1.4 million, a decrease in accounts receivable and inventories of $6.8 million and $5.8 million, respectively, and an increase in accrued liabilities of $8.6 million, partially offset by a net loss of $44.6 million, an increase in other current assets of $2.9 million, and a decrease in accounts payable of $5.5 million. Net cash used in operating activities for the three months ended July 2, 2000 of $5.9 million was primarily due to a net loss of $12.8 million, an increase in accounts receivables and inventories of $7.3 million and $1.9 million, respectively, and a decrease in accrued liabilities of $1.0 million, partially offset by depreciation and amortization of $10.5 million, acquired in-process research and development expenses in connection with the acquisition of Inverness Systems of $1.2 million, and increases in accounts payable and accrued National Insurance Contributions on options of $3.8 million and $2.5 million, respectively.

     Net cash used in investing activities was $68.5 million for the three months ended July 1, 2001, which reflected the net purchase of short-term investments of $7.5 million, purchase of investments of $56.5 million, and net purchase of property and equipment of $4.5 million. Net cash used in investing activities was $844,000 for the three months ended July 2, 2000, which reflected $541,000 of cash received in connection with our acquisition of Inverness Systems, net of cash acquisition expenses, and net purchases of property and equipment of $1.4 million.

     Net cash provided by financing activities was $2.4 million for the three months ended July 1, 2001. Net cash provided by financing activities was attributable primarily to proceeds from the issuance of common stock through our employee stock purchase plan and employee stock option plan of $2.2 million. Net cash provided by financing activities was $677,000 for the three months ended July 2, 2000, attributable primarily to proceeds from the issuance of common stock through our employee stock purchase plan and employee stock option plan of $909,000.

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

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after March 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company is currently assessing, but has not yet determined the impact of SFAS No. 142 on its financial position and results of operations.

Risk Factors

The risks described below and other information included in this Quarterly Report should be carefully considered. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be harmed. These risk factors are not intended to represent a complete list of the general or specific risk factors that may affect us.

   Because we have a limited operating history selling products to the digital subscriber line, or DSL, market, we cannot be sure that we can successfully implement our business strategy

     We have not had a long history of selling our products to the DSL market or generating significant revenues and many of our products have only recently been introduced. Furthermore, we have limited historical financial data that can be used in evaluating our business prospects and in projecting future operating results. For example, we cannot forecast operating expenses based on our historical results because they are limited and we are instead required to forecast expenses based in part on future revenue projections. Most of our expenses are fixed in the short term and we may not be able to quickly reduce spending if our revenue is lower than we had projected. Therefore net losses in a given quarter could be greater than expected. In addition, our ability to accurately forecast our revenue going forward is limited which makes it difficult to predict in which quarter sales will occur.

     You must consider our prospects in light of the risks, expenses and difficulties we might encounter because we are at an early stage of development in a new and rapidly evolving market. Many of these risks are described under the sub-headings below. We may not successfully address any or all of these risks and our business strategy may not be successful.

   Because we may not be able to achieve or sustain profitability or positive cash flow, the price of our stock may decline and we may not be able to implement our business strategy

     We have not reported an operating profit for any fiscal year since our incorporation and have an accumulated deficit of $293.1 million at July 1, 2001. We expect to continue to incur net losses and these losses may be substantial. Due to our continuing substantial capital expenditures and product development, sales, marketing and administrative expenses, we will need to generate significant revenues to achieve profitability and positive cash flow. We cannot be sure that we will be able to generate such revenues or achieve profitability or positive cash flow. Even if we do achieve profitability and positive cash flow, we may not be able to sustain or increase profitability or cash flow on a quarterly or annual basis. Our ability to generate future revenues will depend on a number of factors, many of which are beyond our control. These factors include:

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

     Accordingly, our revenues, expenses and results of operations could vary significantly in the future and you should not rely upon period-to-period comparisons as indications of future performance. Such fluctuations may make our stock unattractive to investors and result in a decline in the price of our stock.

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

     .  evolving industry standards for DSL technologies; and

     .  government regulation.

   Because DSL deployments may utilize an alternative CPE solution, we may not be able to generate substantial sales of our products and our results of operations may be negatively impacted

     Even if telecommunications service providers broadly deploy DSL technologies, such deployments may move away from bridges and routers as the dominant CPE solution and utilize low-end USB modems or another solution where our products are not required or our market share is substantially smaller. In such an event, if we are unable to attain or increase our market share with respect to the alternative deployment solution, then the demand for our products may decrease, which would have a negative impact on our operating results. In addition, even if we are able to participate in the market, the margins we realize in connection with any such alternative solution may be substantially less than the margins we currently realize. A significant decrease in our margins would have a negative impact on our results of operations.

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

   Because we rely on the technology of third parties, the loss of or inability to obtain the third party technology could result in increased costs or delays in the production or improvement of our products

     We currently license needed access to technology of third parties to develop and manufacture our products, including licenses from Advanced RISC Machines and Wind River Systems, Inc. If any of these third party providers were to change their product offerings or terminate our licenses, we would incur additional developmental costs and, perhaps, delays in production, or be forced to modify our existing or planned software product offerings. In addition, if the cost of any of these third party licenses or products significantly increases, we could suffer a resulting increase in costs or delays in our ability to manufacture our products or provide complete customer solutions and this could harm our results of operations. We cannot be sure that such third party licenses or substitutes will be available on commercially favorable terms.

   Because our customer base is concentrated, the loss of one or more of our customers may result in a loss of a significant amount of our revenues

     A relatively small number of customers account for a large percentage of our total revenues. We expect this trend to continue. Our business will be seriously harmed if we do not generate as much revenue as we expect from these customers, experience a loss of any of our significant customers or suffer a substantial reduction in orders from these customers. For the three months ended July 1, 2001, Ambit Microsystems and Siemens A.G. accounted for 50.0% and 19.9% of our total revenues, respectively. For the three months ended July 2, 2000, Westell Technologies accounted for 34.2% of our total revenues. However, due to our customers' inventory buildup in the second half of fiscal year 2001, certain customers rescheduled or cancelled shipments in Asia and the U.S. and revised the shipment schedules of their remaining orders. Our future success depends in significant part upon the decision of our customers to continue to purchase products from us. Furthermore, it is possible that equipment manufacturers may design and develop internally, or acquire, their own semiconductor technology, rather than continue to purchase semiconductors from third parties like us. If we are not successful in maintaining relationships with key customers and winning new customers, sales of our products may decline. In addition, because a significant portion of our business has been and is expected to continue to be derived from orders placed by a limited number of large customers, variations in the timing of these orders can cause significant fluctuations in our operating results.

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

   Because our customers are not subject to binding agreements, we cannot be certain that we will sell any of our products

     Achieving a design win with a customer does not create a binding commitment from that customer to purchase our products. Rather, a design win is solely an expression of interest by potential customers in purchasing our products and is not supported by binding commitments of any nature. Accordingly, a customer can choose at any time to discontinue using our products in their designs or product development efforts. Even if our products are chosen to be incorporated into a customer's products, we still may not realize significant revenues from that customer if their products are not commercially successful. In the second half of fiscal year 2001 and the three months ended July 1, 2001, we rescheduled and/or cancelled semiconductor shipments that our customers had contractually agreed to receive and revised the shipment schedule of the remaining orders to a limited number of our customers in Asia and the U.S. Therefore, we cannot be sure that any design win will result in purchase orders for our products, or that these purchase orders will not be later canceled. Our inability to convert design wins into actual sales and any cancellation of a purchase order could have a negative impact on our financial condition and results of operations.

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

   Because most of our revenues have been and will be derived from a limited number of products, we may not be able to generate sufficient revenues to sustain our business if any of these products fail to gain market acceptance

     For the three months ended July 1, 2001, approximately 96.7% of our semiconductor revenues were generated from sales of our Helium products. For the three months ended July 2, 2000, approximately 76.6% of our semiconductor revenues were generated from sales of our Helium products. We expect that a substantial portion of our total revenues will continue to be derived from our Helium and Beryllium families. Therefore, broad market acceptance of the Helium, Helium derivatives and Beryllium is critical to our success. We cannot be sure that our products will attain broad market acceptance. The failure of our products to achieve broad market acceptance could result in a decrease in our revenues, which would have a negative impact on our results of operations and financial condition.

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

   Because we have significant operations in countries outside of the U.S., we may be subject to political, economic and other conditions affecting such countries that could result in increased operating expenses and regulation of our products

     Significant portions of our operations occur outside the U.S. One of our principal subsidiaries is incorporated under the laws of, and its principal offices are located in, the United Kingdom. We also have a subsidiary and sales office in Taipei, Taiwan and sales offices in several other countries. In addition, on April 27, 2000, we completed the acquisition of Inverness Systems, a privately-held corporation based in Israel. Our international operations are subject to a number of risks, including foreign currency exchange rate fluctuations; longer sales cycles; multiple, conflicting and changing governmental laws and regulations; protectionist laws and business practices that favor local competition; difficulties in collecting accounts receivable; and political and economic instability. In addition, in September 1999, Taiwan was affected by a significant earthquake. Recently there have been additional earthquakes and the risk of future earthquakes is significant due to the proximity of major earthquake fault lines in the area. Taiwan has also suffered from political unrest. Any future earthquakes, fire, flooding or other natural disasters, political unrest, labor strikes or work stoppages in Taiwan would likely result in the disruption of our operations at that facility. Finally, as a result of our acquisition of Inverness Systems, we are directly affected by the political, economic and military conditions affecting Israel. Major hostilities involving Israel, including current events, could significantly harm our business. Israel's economy has been subject to numerous destabilizing factors, including low foreign exchange reserves, fluctuations in world commodity prices, military conflicts and civil unrest. Although Israel has entered into various agreements with certain Arab countries and the Palestinian Authority, and various declarations have been signed in connection with efforts to resolve some of the economic and political problems in the Middle East, Israel is currently experiencing political and civil unrest. We cannot predict whether or in what manner these problems will be resolved. In addition, some of the officers and employees of Inverness systems are currently obligated to perform annual reserve duty in the Israeli armed forces and are subject to being called to active duty at any time under emergency circumstances. We cannot assess or predict the full impact of these obligations on our workforce or business.

   Because we sell a significant portion of our products in countries other than the U.S., we may be subject to political, economic and other conditions affecting such countries that could result in decreased revenue for our products

     International revenues accounted for 93.4% our total revenues for the three months ended July 1, 2001, and 23.7% for the three months ended July 2, 2000. We expect that sales to our international customers will continue to account for a significant portion of our total revenues for at least the next 12 months. Accordingly, we are subject to the political, economic and other conditions affecting countries or jurisdictions other than the U.S., including Israel, Europe and Asia. Any interruption or curtailment of trade between the countries in which we operate and their present trading partners, change in exchange rates or a significant downturn in the political, economic or financial condition of these countries could cause demand for and revenue from our products to decrease, cause our costs of doing business to increase or subject us to increased regulation including future import and export restrictions.

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

   Because the markets in which we compete are highly competitive, and many of our competitors have greater resources than we do, we cannot be certain that our products will be accepted in the marketplace or capture market share

     The market for software and communications semiconductor solutions is intensely competitive and characterized by rapid technological change, evolving standards, short product life cycles and price erosion. We expect competition to intensify as current competitors expand their product offerings and new competitors enter the market. Given the highly competitive environment in which we operate, we cannot be sure that any competitive advantages enjoyed by our products would be sufficient to establish and sustain our products in the market. Any increase in price or other competition could result in erosion of our market share, to the extent we have obtained market share, and would have a negative impact on our financial condition and results of operations. We cannot be sure that we will have the financial resources, technical expertise or marketing and support capabilities to continue to compete successfully.

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

     We believe our principal competitors include or will include Alcatel Microelectronics, Analog Devices, Broadcom, Centillium Communications, Mindspeed, GlobeSpan, Intel, Motorola and Texas Instruments. In addition, there have been a number of announcements by other semiconductor companies and smaller emerging companies that they intend to enter the market segments adjacent to or addressed by our products, including Intel and Texas Instruments as Helium and Lithium competitors, GlobeSpan as a Beryllium competitor, and Linux shareware as software competitor.

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

   Because the measures on which we rely to protect our intellectual property rights afford only limited protections, we may lose any competitive advantage we may have

     The measures on which we rely to protect our intellectual property afford only limited protection and we cannot be certain that these safeguards will adequately protect our intellectual property and other valuable competitive information. In addition, the laws of some countries in which we sell or plan to sell our products, including the Peoples' Republic of China, Korea and certain other Asian countries, may not protect our proprietary rights as fully as do the laws of the U.S., the United Kingdom or Israel. If we are unable to adequately protect our proprietary rights, we may lose any competitive advantage we may have over our competitors. This may have a negative impact on sales of our products and our results of operations.

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

     Virata has recently been apprised of a lawsuit filed in the Federal Republic of Germany by QPSX Europe GmbH ("QPSX") against Siemens A.G.("Siemens"), for infringement of a European patent QPSX claims to have the right to enforce. Siemens is a licensee of Virata's wholly-owned subsidiary, Virata Israel (formerly Inverness Systems), with respect to certain software. The license agreement between Virata Israel and Siemens provides for the indemnification of Siemens against claims of infringement based on Siemens' use of Virata Israel's software. Virata is presently investigating the nature and scope of QPSX's claims and whether indemnification of Siemens is warranted. As yet, Virata has made no determination regarding indemnity and Siemens has not invoked any right of indemnity. QPSX has informed Virata that it believes the lawsuit has a litigation value estimated at $54.6 million. Virata has made no determination of the value of the litigation. If Virata determines that indemnification of Siemens is appropriate, it intends to vigorously defend the QPSX lawsuit.

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

ITEM 3 -- Quantitative and Qualitative Disclosures about Market Risk.

     The primary objective of Virata's investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will likely decline. To minimize this risk in the future, we maintain our portfolio of cash equivalents and marketable investments in a variety of securities, including commercial paper, money market funds, government and corporate debt securities and certificates of deposit. As of July 1, 2001, all of our marketable investments are government or corporate debt securities or high quality commercial paper. In addition, contract maturities of these securities were within two years as of July 1, 2001. See Note 4 of the "Notes to Condensed Consolidated Financial Statements".

     We also have investments in restricted shares of privately-held technology companies. These non-marketable shares are recorded at cost and are classified on the balance sheet as non-current assets. We do not hold these securities for speculative or trading purposes. We make investments in key business partners and other industry participants in order to establish important strategic relationships, expand existing relationships and achieve a return on our investment. These investments are inherently risky as the markets for the technologies or products these companies have under development are typically in the early stages and may never materialize. As such, we could lose our entire investment in these companies. As of July 1, 2001, the fair value of these investments was $7.3 million.

     We develop products in the United Kingdom, Israel and the U.S. and sell in North America, Asia, Israel and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions. A strengthening of the dollar could make our products less competitive in foreign markets, since all of our sales are currently made in U.S. dollars. Currently, we incur non-dollar denominated operating costs in Europe, Israel and Asia, as well as net assets located in these geographies. At July 1, 2001, approximately 4.6% of our net assets were recorded in non-U.S. dollar currencies. We did not purchase or hold derivative financial instruments as of July 1, 2001.

     Management believes that the market risk associated with Virata's market risk sensitive instruments as of July 1, 2001 is not significant.

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings.

     Virata is not currently a party to any material legal proceedings.


ITEM 2 - Changes In Securities and Use of Proceeds.

     None.


ITEM 3 - Defaults Upon Senior Securities.

     None.


ITEM 4 - Submission Of Matters To A Vote Of Security Holders.

     None.



ITEM 5 - Other Information.

     None.

ITEM 6 - Exhibits And Reports On Form 8-K.

Exhibits

 Exhibit
 -------
 Number                                      Description
 ------                                      -----------

  3.1 Amended and Restated Certificate of Incorporation of Virata Corporation (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended April 2,
             2000)........................................................

  3.2 Certificate of Amendment of Amended and Restated Certificate of Incorporation of Virata Corporation (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended April 2, 2000).........................................

  3.3 Bylaws of Virata Corporation, as amended to date (incorporated by reference to the Registrant's Annual Report on Form 10-K for the
             fiscal year ended April 2, 2000).............................

  4.1        Specimen form of Virata Corporation's Common Stock Certificate
             (incorporated by reference to the 1999 Form S-1).............

  4.2 Form of Rights Agreement, dated as of May 2, 2001, between Virata Corporation and American Stock Transfer and Trust Company, as Rights Agent, which includes as Exhibit A the Form of Right Certificate, Form of Assignment and Form of Election to Purchase (incorporated by reference to the Registrant's Registration
             Statement on Form 8-K filed May 8, 2001).....................

  4.3 Form of Certificate of Designations of Series A Preferred Stock (incorporated by reference to the Registrant's Registration
             Statement on Form 8-K filed May 8, 2001).....................



Reports on Form 8-K

     The Registrant filed four reports on Form 8-K during the three months ended July 1, 2001. Information regarding the items reported on is as follows:

     Filing Date      Item Reported On
     -----------      ----------------

     May 4, 2001     The Company announced its fiscal year 2001 fourth quarter
                      and year-end revenues for the period ended April 1, 2001.

     May 8, 2001      The Company announced the adoption of a stockholder rights plan.

     May 31, 2001     The Company announced that its annual meeting of
                      stockholders will be held on August 21, 2001, at 10:00 a.m. at the Westin Hotel, located at 5101 Great America
                      Parkway in Santa Clara, California.

     June 14, 2001    The Company announced its intention to reiterate the
                      revenue guidance provided during its earnings conference call on April 25, 2001 with respect to its fiscal year
                      2002 first quarter.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 Virata Corporation




Date: August 15, 2001
                                         By: /s/ Charles Cotton
                                             -----------------------------------
                                                    Charles Cotton
                                                Chief Executive Officer
                                             (Principal Executive Officer)

Date: August 15, 2001
                                         By: /s/ Andrew Vought
                                             -----------------------------------
                                                   Andrew Vought
                                             Chief Financial Officer,
                                Senior Vice President Finance and Administration
                                                  and Secretary
                                  (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

   Exhibit
   -------
   Number                                      Description
   ------                                      -----------

    3.1 Amended and Restated Certificate of Incorporation of Virata Corporation (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended April 2,
               2000)..........................................................

    3.2 Certificate of Amendment of Amended and Restated Certificate of Incorporation of Virata Corporation (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended April 2, 2000)...........................................

    3.3 Bylaws of Virata Corporation, as amended to date (incorporated by reference to the Registrant's Annual Report on Form 10-K for the
               fiscal year ended April 2, 2000)...............................

    4.1        Specimen form of Virata Corporation's Common Stock Certificate
               (incorporated by reference to the 1999 Form S-1)...............

    4.2 Form of Rights Agreement, dated as of May 2, 2001, between Virata Corporation and American Stock Transfer and Trust Company, as Rights Agent, which includes as Exhibit A the Form of Right Certificate, Form of Assignment and Form of Election to Purchase (incorporated by reference to the Registrant's Registration
               Statement on Form 8-K filed May 8, 2001).......................

    4.3 Form of Certificate of Designations of Series A Preferred Stock (incorporated by reference to the Registrant's Registration
               Statement on Form 8-K filed May 8, 2001).......................