Form 10-Q
period 2001-09-30
VIRATA CORP
filed 2001-11-14
CIK 1094371

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 -   ACT OF 1934

     For the quarterly period ended September 30, 2001.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from         to

                         Commission File Number: 0-28157

                      ------------------------------------

                               Virata Corporation
             (Exact name of Registrant as specified in its charter)

                       ----------------------------------

                     Delaware                              77-0521696
 (State or other jurisdiction of incorporation            (IRS Employer
                 or organization)                       Identification No.)

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

              Yes [X]   No [ ]

As of November 1, 2001, there were 64,137,337 shares of the Registrant's Common Stock outstanding, par value $0.001.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                            NUMBER
                                                                                                            ------
PART I    Financial Information
          ---------------------
Item 1    Condensed Consolidated Financial Statements (unaudited) .........................................    1

          Condensed Consolidated Balance Sheet as of September 30, 2001 and April 1, 2001 .................    1

          Condensed Consolidated Statement of Operations for the three month and six month periods
          ended September 30, 2001 and October 1, 2000 ....................................................    2

          Condensed Consolidated Statement of Cash Flows for the six month periods ended September
          30, 2001 and October 1, 2000 ....................................................................    3

          Notes to Condensed Consolidated Financial Statements ............................................    4

Item 2    Management's Discussion and Analysis of Financial Condition and Results of Operations ...........    9

Item 3    Quantitative and Qualitative Disclosure about Market Risk .......................................    30


PART II   Other Information
          -----------------
Item 1    Legal Proceedings ...............................................................................    31

Item 2    Changes in Securities and Use of Proceeds .......................................................    31

Item 3    Defaults Upon Senior Securities .................................................................    31

Item 4    Submission of Matters to a Vote of Security Holders .............................................    31

Item 5    Other Information ...............................................................................    31

Item 6    Exhibits and Reports on Form 8-K ................................................................    32

PART I - FINANCIAL INFORMATION

ITEM 1 - Condensed Consolidated Financial Statements

                               VIRATA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            (in thousands, unaudited)

                                                                 Sept 30,        April 1,
                                                                   2001          2001/(A)/
                                                               -----------     -----------
ASSETS
Current assets:
   Cash and cash equivalents ................................  $   240,824     $   321,923
   Short-term investments ...................................      176,655         166,007
   Accounts receivable, net .................................        6,048          14,093
   Inventories ..............................................        6,429          19,664
   Other current assets .....................................        7,821           4,647
                                                               -----------     -----------
               Total current assets .........................      437,777         526,334

Property and equipment, net .................................       19,394          15,881
Intangible assets ...........................................      291,482         346,947
Long term investments .......................................       83,726           9,640
Other assets ................................................        5,218           6,095
                                                               -----------     -----------
               Total assets .................................  $   837,597     $   904,897
                                                               ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .........................................  $     6,248     $    10,167
   Accrued liabilities ......................................       13,065           2,372
   Accrued employee benefits ................................        5,258           4,591
   Accrued National Insurance Contributions on options ......           --           6,945
   Deferred revenue .........................................        3,511           3,809
   Capital lease obligations, current .......................        2,038           1,351
                                                               -----------     -----------
               Total current liabilities ...................        30,120          29,235

Capital lease obligations, long-term ........................          507           1,367
Other long-term liabilities .................................          357             311
                                                               -----------     -----------
               Total liabilities ............................       30,984          30,913
                                                               -----------     -----------


Stockholders' equity:
   Common stock .............................................           64              63
   Additional paid-in capital ...............................    1,145,652       1,136,581
   Accumulated other comprehensive income ...................        1,000             752
   Unearned stock compensation ..............................      (17,059)        (14,900)
   Accumulated deficit ......................................     (323,044)       (248,512)
                                                               -----------     -----------
               Total stockholders' equity ...................      806,613         873,984
                                                               -----------     -----------
               Total liabilities and stockholders' equity ...  $   837,597     $   904,897
                                                               ===========     ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.


_______________________
(A) The information in this column is derived from Virata Corporation's audited financial statements for the fiscal year ended April 1, 2001.

                               VIRATA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                              Three Months Ended            Six Months Ended
                                                           ----------- ------------     ------------------------
                                                             Sept 30,      Oct 1,        Sept 30,       Oct 1,
                                                               2001         2000           2001          2000
                                                           -----------   -----------    -----------  -----------
Revenues ................................................   $  30,214     $  42,207      $  50,491    $  69,903
Cost of revenues ........................................      15,043        22,306         26,394       37,166
                                                            ---------     ---------      ---------    ---------
Gross profit ............................................      15,171        19,901         24,097       32,737
                                                            ---------     ---------      ---------    ---------

Operating expenses:
   Research and development .............................      15,245         8,811         29,259       14,493
   Sales and marketing ..................................       4,611         6,326         10,083       11,287
   General and administrative ...........................       2,056         5,801          7,050       10,544
   Restructuring costs ..................................          --            --          6,038           --
   Amortization of intangible assets ....................      27,537        16,571         55,464       26,520
   Acquired in-process research and development .........          --        79,892             --       81,062
                                                            ---------     ---------      ---------    ---------
     Total operating expenses ...........................      49,449       117,401        107,894      143,906
                                                            ---------     ---------      ---------    ---------

Loss from operations ....................................     (34,278)      (97,500)       (83,797)    (111,169)

Interest and other income, net ..........................       4,359         7,190          9,265        8,074

                                                            ---------     ---------      ---------    ---------
Net loss ................................................   $ (29,919)    $ (90,310)     $ (74,532)   $(103,095)
                                                            =========     =========      =========    =========


Basic and diluted net loss per share ....................   $   (0.47)    $   (1.56)     $   (1.18)   $   (1.94)
                                                            =========     =========      =========    =========
Weighted average common shares - basic and diluted ......      63,278        57,711         63,209       53,064
                                                            =========     =========      =========    =========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               VIRATA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in thousands, unaudited)

                                                                                   Six Months Ended
                                                                            --------------------------------
                                                                              Sept 30,              Oct 1,
                                                                                2001                 2000
                                                                            ------------        ------------
Cash flows from operating activities:
Net loss .................................................................  $   (74,532)        $  (103,095)
Adjustments to reconcile net loss to net cash used in operating activities:
  Provision for doubtful accounts and returns ............................        1,410                 323
  Acquired in-process research and development ...........................           --              81,062
  Depreciation and amortization ..........................................       59,740              29,191
  Amortization of stock compensation .....................................        4,397                 773
  Change in assets and liabilities (net of acquisition balances):
     Accounts receivable .................................................        6,638             (18,423)
     Inventories .........................................................       13,240             (10,195)
     Other current assets ................................................       (3,101)              1,226
     Other assets ........................................................        1,071                (401)
     Accounts payable ....................................................       (3,947)             12,333
     Accrued liabilities .................................................       10,635               3,092
     Accrued employee benefits ...........................................          679                 101
     Accrued National Insurance Contributions on options .................       (7,221)              4,204
     Deferred revenue ....................................................         (287)                591
     Other long-term liabilities .........................................           47                 101
                                                                            ------------        ------------
         Net cash provided by operating activities .......................        8,769                 883
                                                                            ------------        ------------

Cash flows from investing activities:
  Sale of short-term investments .........................................    1,097,555           1,945,373
  Purchase of short-term investments .....................................   (1,108,203)         (2,321,588)
  Purchase of investments ................................................      (74,086)             (2,000)
  Purchase of property and equipment, net ................................       (7,673)             (4,877)
  Cash acquired in acquisition, net ......................................           --              (6,486)
                                                                            ------------        ------------
         Net cash used in investing activities ...........................      (92,407)           (389,578)
                                                                            ------------        ------------
Cash flows from financing activities:
  Proceeds from issuance of common stock .................................        2,515             462,471
  Repayment of capital lease obligations .................................         (221)               (476)
  Repayment of bank borrowings ...........................................           (9)                 --
                                                                            ------------        ------------
         Net cash provided by financing activities .......................        2,285             461,995
                                                                            ------------        ------------
Effect of exchange rate changes on cash ..................................          254                  86
                                                                            ------------        ------------

Net decrease in cash and cash equivalents ................................      (81,099)             73,386

Cash and cash equivalents at the beginning of the period .................      321,923              60,193
                                                                            ------------        ------------
Cash and cash equivalents at the end of the period .......................  $   240,824         $   133,579
                                                                            ============        ============

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                               VIRATA CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Basis of Presentation

     Virata Corporation ("Virata" or "Company") provides communications processors and physical-layer chips combined with integrated software modules to manufacturers of equipment utilizing digital subscriber line, or DSL, and broadband wireless technologies. These "integrated software on silicon"(TM) product solutions enable our customers to develop a diverse range of equipment, including modems, gateways, routers, fixed wireless receivers and base stations targeted at the voice and high-speed data network access, or broadband, market. We believe our systems expertise, products and support services enable equipment manufacturers to simplify product development, reduce the time it takes for products to reach the market and focus resources on product differentiation and enhancement. We outsource the manufacturing of our semiconductors, which allows us to focus our resources on the design, development and marketing of our products.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation of the Company's financial condition as of September 30, 2001, the results of its operations for the three and six months ended September 30, 2001, and October 1, 2000, and cash flows for the six months ended September 30, 2001 and October 1, 2000. These financial statements should be read in conjunction with the Company's audited financial statements, including the notes thereto, and the other information set forth therein which is included in the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 2001. Operating results for the three and the six months ended September 30, 2001 are not necessarily indicative of the operating results that may be expected for the fiscal year ending March 31, 2002.

Note 2--Revenue Recognition

     Revenues from the sale of both semiconductors and systems are recognized upon shipment to customers. Allowances are provided for estimated returns at the time of shipment. The Company recognizes software license revenue under Statement of Position ("SOP") 97-2, "Software Revenue Recognition", and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions". When contracts contain multiple elements and vendor-specific objective evidence exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the "Residual Method" prescribed by SOP 98-9. Software licenses are generally recognized as revenue upon shipment of the software product. In the event the Company grants customers the right to specified upgrades, license revenue is deferred until delivery of the specific upgrade. If vendor-specific objective evidence of fair value exists for the specified upgrade, then the amount equal to the fair value is deferred. If vendor-specific objective evidence of fair value for the specified upgrade does not exist, the entire license fee is deferred until the delivery of the specified upgrade. The Company recognizes revenues from maintenance and support services provided to licensees ratably over the term of the agreement, generally over one year, and recognizes revenues from design services provided to customers as the services are performed.

     In December 1999, the Securities Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. In June 2000, the SEC issued SAB 101B, "Second Amendment: Revenue Recognition in Financial Statements". SAB 101B deferred the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company adopted SAB 101 in the fourth quarter of fiscal year 2001, effective as of the beginning of the calendar year. The adoption of SAB 101 did not have a material effect on the financial position or results of operations of the Company.

Note 3--Earnings Per Share

Net loss per share

     The Company computes net loss per share in accordance with Statement of Financial Accounting Standards, ("SFAS") No. 128, "Earnings per Share" and the SEC SAB 98. Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to holders of common

                               VIRATA CORPORATION
stock for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential shares of common stock if their effect is anti-dilutive. Potential common stock consists of shares of common stock issuable upon the exercise of stock options and warrants.

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

     As of September 30, 2001 and April 1, 2001, the Company held $251.6 million and $166.0 million of debt securities, respectively. Of these securities, $176.7 million and $166.0 million, respectively, were classified as short-term investments on the Company's consolidated balance sheet. The debt securities held by the Company consisted primarily of commercial paper, and U.S. and foreign corporate debt securities. Unrealized holding gains and losses of available-for-sale debt securities were not significant and accordingly the amortized cost of these securities approximated fair market value at September 30, 2001 and April 1, 2001. Contract maturities of these securities were within two years as of September 30, 2001. Realized gains and losses on available-for-sale debt securities were not significant for the three and the six months ended September 30, 2001 and October 1, 2000.

     As of September 30, 2001, the Company held restricted shares in some privately-held technology companies, with an aggregate carrying value of $8.8 million. These non-marketable shares are carried at cost, and are classified on the balance sheet as non-current assets.

Note 5--Balance Sheet Components (in thousands)

                                                                   Sept 30,         April 1,
                                                                     2001            2001
                                                                -------------     -----------
                                                                 (unaudited)
Accounts Receivable:
    Gross ....................................................     $  8,305        $ 14,941
    Allowance for doubtful accounts ..........................       (2,257)           (848)
                                                                   --------        --------
                                                                   $  6,048        $ 14,093
                                                                   ========        ========

Inventories:
    Raw Material .............................................     $    404        $  1,315
    Work-in-process ..........................................          661              87
    Finished Goods ...........................................        5,364          18,262
                                                                   --------        --------
                                                                   $  6,429        $ 19,664
                                                                   ========        ========

Property and equipment, net:
    Office equipment .........................................     $ 16,970        $ 14,200
    Furniture and fixtures ...................................        2,642           1,307
    Automobiles ..............................................           30              31
    Leasehold improvements ...................................        5,637           2,663
    Research and development equipment .......................        8,740           7,769
                                                                   --------        --------
                                                                     34,019          25,970
    Less: Accumulated depreciation and amortization ..........      (14,625)        (10,089)
                                                                   --------        --------
                                                                   $ 19,394        $ 15,881
                                                                   ========        ========

                               VIRATA CORPORATION

                                                    Sept 30,         April 1,
                                                      2001             2001
                                                  ------------    -------------
                                                  (unaudited)
Intangible assets:
    Goodwill .................................     $ 317,506        $ 317,506
    Assembled workforce ......................         3,574            3,574
    Contracts ................................         5,961            5,961
    Customer base ............................         5,596            5,596
    Technology ...............................       102,634          102,634
    Tradename ................................            60               60
                                                   ---------        ---------
                                                     435,331          435,331
    Less: Accumulated amortization ...........      (143,849)         (88,384)
                                                   ---------        ---------
                                                   $ 291,482        $ 346,947
                                                   =========        =========

Note 6--Non-Cash Compensation Charges

     The components of the non-cash compensation charges in the operating expenses are as follows:

                                                        Three Months Ended          Six Months Ended
                                                      ----------------------     ----------------------
                                                      Sept 30,       Oct 1,      Sept 30,       Oct 1,
                                                        2001          2000         2001          2000
                                                      --------      --------     --------      --------
                                                            (unaudited)              (unaudited)
Research and development:
  National Insurance Contributions on options .....   $ (1,798)     $    352     $ (1,798)     $    952
  Amortization of stock compensation ..............      1,639           428        2,708           478
  Other research and development ..................     15,404         8,031       28,349        13,063
                                                      --------      --------     --------      --------
           Total research and development .........   $ 15,245      $  8,811     $ 29,259      $ 14,493
                                                      ========      ========     ========      ========

Sales and marketing:
  National Insurance Contributions on options .....   $ (1,196)     $    236     $ (1,196)     $    781
  Amortization of stock compensation ..............        794           113          923           163
  Other sales and marketing .......................      5,013         5,977       10,356        10,343
                                                      --------      --------     --------      --------
           Total sales and marketing ..............   $  4,611      $  6,326     $ 10,083      $ 11,287
                                                      ========      ========     ========      ========

General and administrative:
  National Insurance Contributions on options .....   $ (2,598)     $  1,096     $ (2,598)     $  2,471
  Amortization of stock compensation ..............        578            82          766           132
  Other general and administrative ................      4,076         4,623        8,882         7,941
                                                      --------      --------     --------      --------
           Total general and administrative .......   $  2,056      $  5,801     $  7,050      $ 10,544
                                                      ========      ========     ========      ========

Note 7--National Insurance Contributions on Options

     The charge (recovery) for National Insurance Contributions on options is based on a tax applied in the United Kingdom on the gain in our stock options for options granted to our United Kingdom employees, both vested and unvested. Through October 1, 2000, the charge was calculated on each option granted in the United Kingdom as the difference between the market value of our common stock at the close of the period and the exercise price of the option multiplied by a 12.2% tax rate.

     In October 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on Issue No. 00-16, "Recognition and Measurement of Employer Payroll Taxes on Employee Stock-Based Compensation", whereby employer payroll taxes should be recognized as a liability when the tax obligation is triggered, which is generally the date the stock option is exercised. Prior to October 1, 2000, the Company estimated and recorded its liability for the National Insurance Contributions based upon total outstanding stock options held by its employees in the United Kingdom. Beginning in the quarter ended December 31, 2000, the

                               VIRATA CORPORATION

Company would have recorded an additional liability only upon the exercise of options granted to employees in the United Kingdom subsequent to October 1, 2000, after the existing reserve had been exhausted. No additional liability has been recorded since the quarter ended October 1, 2000. Since October 2000, the grant of new options to employees have been made under the condition that any liability to Employer's National Insurance Contributions arising on the exercise of the option will be borne by the employee.

     In May 2001, legislation went into effect in the United Kingdom whereby the liability for National Insurance Contributions on any options to employees in the United Kingdom granted between April 6, 1999 and May 19, 2000 may be limited by making a payment for National Insurance Contributions with regard to such grants. The amount on which National Insurance Contributions are payable in connection with these options is limited to the difference between the market value of our common stock on November 7, 2000 and the exercise price of the options. During the quarter ended September 30, 2001, the Company paid $1.5 million to settle National Insurance Contributions liability with respect to the majority of the Company's option grants. The accrued liability in excess of this amount was released as a $5.6 million adjustment to the Company's results of operations for the three and six months ended September 30, 2001.

     The settlement of this liability removes the need for any further reserves to be made in respect of National Insurance Contributions for these options and eliminates the uncertainty of the future liability.

Note 8--Restructuring Costs

     In June 2001, the Company recorded restructuring costs related to the consolidation of excess facilities, which included the closure of certain corporate facilities in the U.S. and the United Kingdom. The Company recorded a restructuring charge of $6.0 million for excess facilities relating primarily to lease termination and non-cancelable lease costs. The lease costs represent future lease payments subsequent to closure less estimated sublease income. Amounts related to the net lease expense due to the consolidation of facilities will be paid over the respective lease terms through 2007.

Note 9--Comprehensive Loss (in thousands)

The components of comprehensive loss, net of tax, are as follows:

                                                          Three Months Ended           Six Months Ended
                                                        -----------------------     -----------------------
                                                         Sept 30,       Oct 1,       Sept 30,       Oct 1,
                                                           2001          2000          2001          2000
                                                        ---------     ---------     ---------     ---------
                                                              (unaudited)                (unaudited)
  Net loss .........................................    $ (29,919)    $ (90,310)    $ (74,532)    $(103,095)
  Other comprehensive income (loss):
    Change in accumulated currency translation
    adjustments ....................................          294           128           248           456
                                                        ---------     ---------     ---------     ---------
  Comprehensive loss ...............................    $ (29,625)    $ (90,182)    $ (74,284)    $(102,639)
                                                        =========     =========     =========     =========

Note 10--Recent Accounting Pronouncements

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires the implementation of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for the Company's fiscal year ending March 31, 2003. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company is currently assessing, but has not yet determined the impact of SFAS No. 142 on its financial position and results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for the Company beginning fiscal 2003. This Statement supersedes SFAS No. 121 and APB 30, however, this Statement retains the requirement of Opinion 30 to report discontinued operations separately

                               VIRATA CORPORATION
from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. This Statement addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. Management does not expect the adoption of SFAS No. 144 to have a material impact on the Company's financial position and results of operations.

Note 11- Subsequent Event

     On October 1, 2001, Virata entered into a definitive Agreement and Plan of Merger (the "merger agreement") with GlobeSpan, Inc. ("GlobeSpan") and Wine Acquisition Corp. ("Merger Sub."), a wholly-owned subsidiary of GlobeSpan, to effectuate a strategic "merger of equals" between Virata and GlobeSpan. Pursuant to the merger agreement, Merger Sub. will be merged with and into Virata with Virata continuing as the surviving corporation and becoming a wholly-owned subsidiary of GlobeSpan. The combined company will be named GlobeSpan Virata, Inc. (the "combined company"). As a result of the merger, each share of common stock of Virata outstanding immediately prior to the effective time of the merger will be automatically converted into the right to receive 1.02 validly issued, fully paid and nonassessable shares of common stock of GlobeSpan (the "exchange ratio").

     In addition, each option to purchase capital stock of Virata which is outstanding under Virata's existing stock option plans will be converted into an option to purchase GlobeSpan common stock on the same terms and conditions as currently exist, provided that the number of shares and the exercise price subject to such option will be adjusted to reflect the exchange ratio. The consummation of the merger is subject to regulatory approvals, approval by the stockholders of both Virata and GlobeSpan and other customary closing conditions. Significant stockholders of both companies, who own or will own approximately 10% of the outstanding shares, have agreed to vote in favor of the transaction (the "stockholders agreement"). The merger will be accounted for under the purchase method of accounting and is expected to be tax-free to Virata stockholders. However, there can be no guarantee that the merger or the other transactions contemplated under the merger agreement will close by any particular date, if at all.

     On October 1, 2001, Virata adopted an amendment to the Rights Agreement, dated May 2, 2001, between Virata and American Stock Transfer & Trust Company (the "rights agreement"), as Rights Agent, which excepted the transactions contemplated by the merger agreement and the stockholders agreement between Virata's stockholders and GlobeSpan from triggering the rights under the rights agreement and provided for the termination of the rights agreement at the effective time of the merger.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     Virata Corporation ("Virata", "we" or the "Company") provides communications processors and physical-layer chips combined with integrated software modules to manufacturers of equipment utilizing DSL and broadband wireless technologies. These "integrated software on silicon"(TM) product solutions enable our customers to develop a diverse range of equipment, including modems, gateways, routers, fixed wireless receivers and base stations targeted at the voice and high-speed data network access, or broadband, market. We believe our systems expertise, products and support services enable equipment manufacturers to simplify product development, reduce the time it takes for products to reach the market and focus resources on product differentiation and enhancement. We outsource the manufacturing of our semiconductors, which allows us to focus our resources on the design, development and marketing of our products.

     We generate revenues from sales of semiconductors, systems-level products, software licenses, maintenance, royalties and design services. Semiconductor revenues come from our ATOM family of application specific standard parts ("ASSP"). Original equipment manufacturers, or OEMs, license our software, which permits them to purchase our semiconductors for use in their products. We support our licensee customers through the sale of maintenance contracts and design services. Since September 1997, we have sold our systems-level products primarily to one customer. This principal customer discontinued its use of our systems products in fiscal year 2001, and, as a result, our systems-level products currently consist only of sales of board-level evaluation systems featuring our latest ASSP products.

     Our revenues to date have been concentrated with a small number of customers. We expect this concentration to continue for the foreseeable future. For the three months ended September 30, 2001, Ambit Microsystems and Siemens A.G. accounted for 63.1% and 11.9% of our total revenues, respectively. For the three months ended October 1, 2000, Westell Technologies accounted for 33.5% of our total revenues. For the six months ended September 30, 2001, Ambit Microsystems and Siemens A.G. accounted for 57.9% and 15.4% of our total revenues, respectively. For the six months ended October 1, 2000, Westell Technologies accounted for 33.7% of our total revenues.

     International revenues, from customers located outside of the U.S., accounted for 95.2% of our total revenues for the three months ended September 30, 2001, and 41.1% for the three months ended October 1, 2000. For the six months ended September 30, 2001, and October 1, 2000, international revenues accounted for 94.5% and 35.7%, respectively, of our total revenues. For the three months ended September 30, 2001, sales to customers in Taiwan and Germany represented 74.2% and 12.4% of our total revenues, respectively. For the six months ended September 30, 2001, sales to customers in Taiwan and Germany represented 63.0% and 16.0% of our total revenues, respectively. For the three and six months ended October 1, 2000, sales to customers in Taiwan represented 13.3% and 13.1% of our total revenues, respectively. Almost all of our international revenues are transacted in U.S. dollars, which reduces our exposure to fluctuations in revenues attributable to changes in foreign currency exchange rates. However, we experience risks inherent in international business. These risks include extended collection time for receivables, reduced ability to enforce contractual obligations and reduced protection of our intellectual property. Our material costs are denominated in U.S. dollars, and our operating expenses are primarily in U.S. dollars, British pounds sterling, and new Israeli shekels.

                                                Three Months Ended             Six Months Ended
                                           --------------------------     ---------------------------
                                             Sept 30,      Oct 1,          Sept 30,         Oct 1,
                                              2001          2000             2001            2000
                                           -----------    -----------     -----------     -----------
       Revenues by Geographic Region
       North America .....................     4.8%          58.9%            5.5%           64.3%
       Asia ..............................    82.1%          24.5%           76.1%           24.4%
       Europe/Israel .....................    13.1%          16.6%           18.4%           11.3%

     Our limited operating history in the DSL market makes it difficult to accurately forecast our future operating results. To date, we have not achieved profitability in any quarterly or annual period, and we had an accumulated deficit of $323.0 million as of September 30, 2001. Although our total revenues have grown in fiscal 2001, we cannot be certain that our total revenues will increase at a rate sufficient to achieve and maintain profitability.

Recent Developments

     On October 1, 2001, Virata entered into a definitive Agreement and Plan of Merger with GlobeSpan and Merger Sub., a wholly-owned subsidiary of GlobeSpan, to effectuate a strategic "merger of equals" between Virata and GlobeSpan. Pursuant to the merger agreement, Merger Sub. will be merged with and into Virata with Virata continuing as the surviving corporation and becoming a wholly-owned subsidiary of GlobeSpan. The combined company will be named GlobeSpan Virata, Inc. As a result of the merger, each share of common stock of Virata outstanding immediately prior to the effective time of the merger will be automatically converted into the right to receive 1.02 validly issued, fully paid and nonassessable shares of common stock of GlobeSpan.

     In addition, each option to purchase capital stock of Virata which is outstanding under Virata's existing stock option plans will be converted into an option to purchase GlobeSpan common stock on the same terms and conditions as currently exist, provided that the number of shares and the exercise price subject to such option will be adjusted to reflect the exchange ratio. The consummation of the merger is subject to regulatory approvals, approval by the stockholders of both Virata and GlobeSpan and other customary closing conditions. Significant stockholders of both companies, who own or will own approximately 10% of the outstanding shares, have agreed to vote in favor of the transaction. The merger will be accounted for under the purchase method of accounting and is expected to be tax-free to Virata stockholders. However, there can be no guarantee that the merger or the other transactions contemplated under the merger agreement will close by any particular date, if at all.

     On October 1, 2001, Virata adopted an amendment to the rights agreement, dated May 2, 2001, between Virata and American Stock Transfer & Trust Company, as Rights Agent, which excepted the transactions contemplated by the merger agreement and the stockholders agreement between Virata's stockholders and GlobeSpan from triggering the rights under the rights agreement and provided for the termination of the rights agreement at the effective time of the merger.

Forward-looking Statements

     This Quarterly Report contains a number of forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as "anticipates," "believes," "expects," "future," "intends," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. These risks are described in "Risk Factors" and elsewhere in this Quarterly Report. These statements are based on plans, estimates and projections at the time we make the statements, and no undue reliance should be placed on them. We assume no obligation to revise or update the forward-looking statements contained in this Quarterly Report to reflect events or circumstances after the date hereof.

Results of Operations

     Where more than one significant factor contributed to changes in results from year to year, we have quantified material factors throughout this Management Discussion and Analysis of Financial Condition and Results of Operations where practicable.

   Total Revenues

Total revenues decreased 28.4% from $42.2 million for the three months ended October 1, 2000 to $30.2 million for the three months ended September 30, 2001. Total revenues decreased 27.8% from $69.9 million for the six months ended October 1, 2000, to $50.5 million for the six months ended September 30, 2001. The decrease between the two three-month periods and the two six-month periods was primarily attributable to delays in expected DSL rollouts, and our customers' inventory buildup in the second half of fiscal year 2001. As a result, certain customers rescheduled or cancelled shipments in Asia and the U.S. and revised the shipment schedules of their remaining orders. In addition, the slowdown in the U.S. economy and delays in expected DSL rollouts decreased the number of new software licensees.

   Cost of Revenues and Gross Margin

     Total cost of revenues consists primarily of costs paid to foundry vendors to manufacture our semiconductors, costs attributable to design services, software maintenance and operations expense. Cost of revenues decreased to $15.0 million, or 49.8% of total revenues, for the three months ended September 30, 2001, compared to $22.3 million, or 52.8% of total revenues, for the three months ended October 1, 2000. Cost of revenues increased to $26.4 million, or 52.3% of total revenues, for the six months ended September 30, 2001, compared to $37.2 million, or 53.2% of total revenues, for the six months ended October 1, 2000.

     Total gross margin increased to 50.2% for the three months ended September 30, 2001, from 47.2% for the three months ended October 1, 2000. For the six months ended September 30, 2001, total gross margin increased to 47.7% from 46.8% for the six months ended October 1, 2000. The increase in semiconductor gross margin between the two three-month periods and the two six-month periods was primarily due to the following factors: 1) changes in the manufacturing process resulting in improved yields on newer products; 2) a continuing shift in product mix to our higher margin products, such as the shift from our older Helium product to the newer Helium derivative products; and 3) inventory reserves were reduced by $4.1 million in the three months ended September 30, 2001, and $5.3 million in the six months ended September 30, 2001, due to the sale of excess inventory reserved in the prior fiscal year and the write off of inventory previously reserved. Of this movement $3.8 million was released to the results of operations for the three months ended September 30, 2001 and $3.7 million for the six months ended September 30, 2001. In the comparative periods of fiscal year 2001, we made reserves against our discontinued products, of which there were no significant subsequent sales. Our gross margin may continue to be influenced by increased competition and more consumer-oriented markets may impact average selling price.

   Research and Development Expenses

     Research and development expenses consist primarily of engineering staffing costs and technology license fees. Research and development expenses increased 73.0% to $15.2 million for the three months ended September 30, 2001, from $8.8 million for the three months ended October 1, 2000. Research and development expenses increased 101.9% to $29.3 million for the six months ended September 30, 2001, from $14.5 million for the six months ended October 1, 2000. The increase was primarily due to the addition of research and development personnel as a result of accelerated new product development, technology license fees, and the addition of personnel as a result of the acquisitions of Inverness Systems, Ltd., now known as Virata Israel ("Inverness Systems"), Agranat Systems, Inc. ("Agranat Systems") and Excess Bandwidth Corp ("Excess Bandwidth"). The increase was partially offset by the $1.8 million credit recorded for National Insurance Contributions on options for the research and development group.

     For the three months ended September 30, 2001, and October 1, 2000, we recognized amortization of stock compensation of $1.6 million and $428,000, respectively, for the research and development group. For the six months ended September 30, 2001, and October 1, 2000, we recognized amortization of stock compensation of $2.7 million and $478,000, respectively, for the research and development group. See "Amortization of Stock Compensation" below. For the three and six months ended September 30, 2001, a credit of $1.8 million was recorded for National Insurance Contributions on options for the research and development group. For the three and six month periods ended October 1, 2000, charges of $352,000 and $1.0 million, respectively, were recorded for National Insurance Contribution on options for the research and development group. See "National Insurance Contributions on Options" below.

   Sales and Marketing Expenses

     Sales and marketing expenses consist primarily of employee salaries, sales commissions, travel and related costs, promotional materials and trade show expenses. Sales and marketing expenses decreased 27.1% to $4.6 million for the three months ended September 30, 2001, from $6.3 million for the three months ended October 1, 2000. Sales and marketing expenses decreased 10.7% to $10.1 million for the six months ended September 30, 2001, from $11.3 million for the six months ended October 1, 2000. The decrease was primarily due to the $1.2 million credit recorded for National Insurance Contributions on options for the sales and marketing group and decreased sales commissions associated with lower revenues.

     For the three months ended September 30, 2001, and October 1, 2000, we recognized amortization of stock compensation of $794,000 and $113,000, respectively, for the sales and marketing group. For the six months ended September 30, 2001, and October 1, 2000, we recognized amortization of stock compensation of $923,000 and $163,000, respectively, for the sales and marketing group. See "Amortization of Stock Compensation" below. For the three and six months ended September 30, 2001, a credit of $1.2 million was recorded for National Insurance

Contributions on options for the sales and marketing group. For the three and six month periods ended October 1, 2000, charges of $236,000 and $781,000, respectively, were recorded for National Insurance Contribution on options for the sales and marketing group. See "National Insurance Contributions on Options" below.

   General and Administrative Expenses

     General and administrative expenses consist primarily of employee salaries and costs associated with legal, accounting and other professional service fees, bad debt expense as well as general corporate expenses. General and administrative expenses decreased 64.6% to $2.1 million for the three months ended September 30, 2001, from $5.8 million for the three months ended October 1, 2000. General and administrative expenses decreased 33.1% to $7.1 million for the six months ended September 30, 2001, from $10.5 million for the six months ended October 1, 2000. The decrease was primarily attributable to the $2.6 million credit recorded for National Insurance Contributions on options for the general and administrative group.

     For the three months ended September 30, 2001, and October 1, 2000, we recognized amortization of stock compensation of $578,000 and $82,000, respectively, for the general and administrative group. For the six months ended September 30, 2001, and October 1, 2000, we recognized amortization of stock compensation of $766,000 and $132,000, respectively, for the general and administrative group. See "Amortization of Stock Compensation" below. For the three and six months ended September 30, 2001, a credit of $2.6 million was recorded for National Insurance Contributions on options for the general and administrative group. For the three and six month periods ended October 1, 2000, charges of $1.1 million and $2.5 million, respectively, were recorded for National Insurance Contribution on options for the general and administrative group. See "National Insurance Contributions on Options" below.

   National Insurance Contributions on Options

     We recorded a charge (recovery) for National Insurance Contributions on options, which is based on a tax applied in the United Kingdom on the gain in our stock options for options granted to our United Kingdom employees, both vested and unvested. Through October 1, 2000, the charge was calculated on each option granted in the United Kingdom as the difference between the market value of our common stock at the close of the period and the exercise price of the option multiplied by a 12.2% tax rate.

     In October 2000, the EITF of the FASB reached a consensus on Issue No. 00-16, "Recognition and Measurement of Employer Payroll Taxes on Employee Stock-Based Compensation", whereby employer payroll taxes should be recognized as a liability when the tax obligation is triggered, which is generally the date the stock option is exercised. Prior to October 1, 2000, the Company estimated and recorded its liability for the National Insurance Contributions based upon total outstanding stock options held by its employees in the United Kingdom. Beginning in the quarter ended December 31, 2000, the Company would have recorded an additional liability only upon the exercise of options granted to employees in the United Kingdom subsequent to October 1, 2000, after the existing reserve had been exhausted. No additional liability has been recorded since the quarter ended October 1, 2000. Since October 2000, the grant of new options to employees have been made under the condition that any liability to Employer's National Insurance Contributions arising on the exercise of the option will be borne by the employee.

     In May 2001, legislation went into effect in the United Kingdom whereby the liability for National Insurance Contributions on any options to employees in the United Kingdom granted between April 6, 1999 and May 19, 2000 may be limited by making a payment for National Insurance Contributions with regard to such grants. The amount on which National Insurance Contributions are payable in connection with these options is limited to the difference between the market value of our common stock on November 7, 2000 and the exercise price of the options. During the quarter ended September 30, 2001, the Company paid $1.5 million to settle National Insurance Contributions liability with respect to the majority of the Company's option grants. The accrued liability in excess of this amount was released as a $5.6 million adjustment to the Company's results of operations for the three and six months ended September 30, 2001.

     The settlement of this liability removes the need for any further reserves to be made in respect of National Insurance Contributions for these options and eliminates the uncertainty of the future liability.

   Restructuring Costs

     In June 2001, we recorded restructuring costs related to the consolidation of excess facilities, which included the closure of certain corporate facilities in the U.S. and the United Kingdom. We recorded a restructuring charge of $6.0 million for excess facilities relating primarily to lease termination and non-cancelable lease costs. The lease costs represent future lease payments subsequent to closure less estimated sublease income. Amount related to the net lease expense due to the consolidation of facilities will be paid over the respective lease terms through 2007.

   Amortization of Intangible Assets

     Amortization of intangible assets expense is related to the intangible assets acquired in the July 1998 acquisition of RSA Communications, the February 2000 acquisition of D2 Technologies, the April 2000 acquisition of Inverness Systems, and the August 2000 acquisitions of Agranat Systems and Excess Bandwidth. Amortization of intangible assets for the three months ended September 30, 2001 was $27.5 million, compared to $16.6 million for the three months ended October 1, 2000. Amortization of intangible assets for the six months ended September 30, 2001 was $55.5 million, compared to $26.5 million for the six months ended October 1, 2000. The increase in both the two three-month periods and the two six-month periods was primarily a result of these acquisitions. We are amortizing the intangible assets over the expected lives of the assets of between 24 to 60 months.

   Amortization of Stock Compensation

     During 2001, the Virata Board of Directors approved an Exchange Program to give the employees a choice to cancel stock options granted to them under the stock option plans that had an exercise price per share of $18.50 or more and a vesting schedule that was not based on or subject to revenue-based performance goals, for new options to purchase equal number of shares of the common stock that the Company will grant under the option plans, upon certain terms and conditions. Options to purchase 4.3 million shares were cancelled on March 8, 2001 under the terms of the Exchange Program. The new options were granted on September 7, 2001, and the exercise price was 85% of market price on that date. We recorded an additional $6.6 million of unearned stock compensation related to the 15% discount between the market price and the exercise price on September 7, 2001.

     Through July 1, 2001, we recorded a total of $21.0 million of unearned stock compensation, of which approximately $18.7 million is related to the assumption of unvested stock options from the acquisitions of Excess Bandwidth and Agranat Systems.

     We recognized amortization of stock compensation expense of $3.0 million for the three months ended September 30, 2001, and $623,000 for the three months ended October 1, 2000. We recognized amortization of stock compensation expense of $4.4 million for the six months ended September 30, 2001, and $773,000 for the six months ended October 1, 2000. The increase was primarily due to the $1.6 million amortization of stock compensation expense related to the 25% immediate vesting of the new options granted under the Exchange Program, and the additional amortization from the Excess Bandwidth and Agranat Systems acquisitions. We are amortizing the unearned stock compensation over the vesting period of the related options, generally 48 months.

   Acquired In-Process Research and Development Expense

     There was no acquired in-process research and development expense for the three and six months ended September 30, 2001. In connection with acquisitions completed during the six months ended October 1, 2000, we recorded charges of $79.9 million and $81.1 million associated with acquired in-process research and development for the three and six month periods ended October 1, 2000, respectively. The amount was determined by identifying research projects for which technological feasibility had not been established and no alternative future uses existed as of the respective acquisition dates. The values of these projects were charged to operations at the time of acquisition.

     The acquired in-process research and development for the three and six months ended October 1, 2000 were attributable to the acquisitions of the following companies: $1.2 million to Inverness Systems in April 2000, $564,000 to Agranat Systems in August 2000, and $79.3 million to Excess Bandwidth in August 2000. These acquisitions were accounted for as purchase business combinations.

   Interest and Other Income, Net

     Interest and other income, net consists primarily of income earned on cash and cash equivalents, marketable investments, interest expense, and foreign exchange gains and losses. Due primarily to lower interest rates and our portfolio mix, interest income for the three months ended September 30, 2001 decreased to $5.0 million, compared to $7.3 million for the three months ended October 1, 2000. Interest income for the six months ended September 30, 2001 increased to $10.2 million, from $8.4 million for the six months ended October 1, 2000. This increase was due primarily to cash provided by our follow-on offering that was completed in July 2000.

Liquidity and Capital Resources

     We have financed our operations primarily through venture capital, corporate investments and public offerings of common stock. On November 16, 1999, we completed our initial public offering of 11,500,000 shares of common stock, including the exercise of the underwriters' overallotment option, at $7.00 per share. Total proceeds to us were $73.0 million, net of commissions and offering costs. On July 13, 2000, we completed a follow-on offering of 6,855,000 shares of common stock, including the exercise of the underwriters' overallotment option, at $71.00 per share. Total proceeds to us were $461 million, net of commissions and offering costs.

     Our cash and cash equivalents together with our short-term investments decreased $70.5 million to $417.5 million for the six months ended September 30, 2001. The decrease in these accounts was primarily due to the purchase of long-term marketable investments. Our cash and cash equivalents decreased $81.1 million to $240.8 million for the six months ended September 30, 2001.

     Our working capital at September 30, 2001 was $407.7 million as compared to $497.1 million at April 1, 2001. Our current ratio decreased to 14.5 to 1, as of September 30, 2001, from 18.0 to 1, as of April 1, 2001.

     Net cash provided by operating activities for the six months ended September 30, 2001 of $8.8 million was primarily attributed to non-cash expenses including the provision for doubtful accounts and returns of $1.4 million, depreciation and amortization of $59.7 million, and amortization of stock compensation of $4.4 million. Cash provided was also due to a decrease in accounts receivable, inventories and other assets of $6.6 million, $13.2 million, and $1.1 million, respectively, and an increase in accrued liabilities of $10.6 million, partially offset by a net loss of $74.5 million, an increase in other current assets of $3.1 million, and a decrease in accounts payable and accrued National Insurance Contribution on options of $3.9 million and $7.2 million, respectively. Net cash provided by operating activities for the six months ended October 1, 2000 of $883,000 was primarily attributed to non-cash expenses including the depreciation and amortization of $29.2 million, and acquired in-process research and development expense in connection with the acquisitions of Inverness Systems, Agranat Systems and Excess Bandwidth of $81.1 million. Cash provided was also due to a decrease in other current assets of $1.2 million, and increases in accounts payable, accrued liabilities, and accrued National Insurance Contribution on options of $12.3 million, $3.1 million, and $4.2 million, respectively, partially offset by a net loss of $103.1 million, increases in accounts receivables, and inventories, of $18.4 million, and $10.2 million, respectively.

     Net cash used in investing activities was $92.4 million for the six months ended September 30, 2001, which reflected the net purchase of short-term investments of $10.6 million, purchase of investments of $74.1 million, and net purchase of property and equipment of $7.7 million. Net cash used in investing activities was $389.6 million for the six months ended October 1, 2000, which reflected $376.2 million net purchase of short-term investments, $2.0 million of purchase of investments, net purchase of property and equipment of $4.9 million, and $6.5 million of cash used in connection with our acquisitions of Inverness Systems, Agranat Systems, and Excess Bandwidth.

     Net cash provided by financing activities was $2.3 million for the six months ended September 30, 2001. Net cash provided by financing activities was attributable primarily to proceeds from the issuance of common stock through our employee stock purchase plan and employee stock option plan of $2.5 million. Net cash provided by financing activities was $462.0 million for the six months ended October 1, 2000, attributable primarily to proceeds from the issuance of common stock through our follow-on offering, employee stock purchase plan and employee stock option plan of $462.5 million.

     We plan to continue to invest in our infrastructure, including information systems, in order to gain efficiencies and meet the demands of our markets and customers. We believe our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy our long-term liquidity requirements, we may seek to sell additional equity or debt securities or to obtain an additional credit facility. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of any debt could impose restrictions on our operations. The sale of additional equity or debt securities could result in additional dilution to our stockholders, and additional financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results.

Recent Accounting Pronouncements

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires the implementation of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for the Company's fiscal year ending March 31, 2003. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company is currently assessing, but has not yet determined the impact of SFAS No. 142 on its financial position and results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for the Company beginning fiscal 2003. This Statement supersedes SFAS No. 121 and APB 30, however, this Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. This Statement addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. Management does not expect the adoption of SFAS No. 144 to have a material impact on the Company's financial position and results of operations.

Risk Factors

The risks described below and other information included in this Quarterly Report should be carefully considered. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be harmed. These risk factors are not intended to represent a complete list of the general or specific risk factors that may affect us. Unless specifically noted, reference to Virata in the discussion below are references to Virata and its subsidiaries.

   Risk Factors Relating to our Business and Industry

   Because we have a limited operating history selling products to the digital subscriber line, or DSL, market, we cannot be sure that we can successfully implement our business strategy

     We have not had a long history of selling our products to the DSL market or generating significant revenues and many of our products have been introduced only recently. Furthermore, we have limited historical financial data that can be used in evaluating our business prospects and in projecting future operating results. For example, we cannot forecast operating expenses based on our historical results because they are limited and we are instead required to forecast expenses based in part on future revenue projections. Most of our expenses are fixed in the short term and we may not be able to quickly reduce spending if our revenue is lower than we had projected. Therefore net losses in a given quarter could be greater than expected. In addition, our ability to accurately forecast our revenue going forward is limited which makes it difficult to predict in which quarter sales will occur.

     You must consider our prospects in light of the risks, expenses and difficulties we might encounter because we are at an early stage of development in a new and rapidly evolving market. Many of these risks are described under the sub-headings below. We may not successfully address any or all of these risks and our business strategy may not be successful.

   Because we may not be able to achieve or sustain profitability or positive cash flow, the price of our stock may decline and we may not be able to implement our business strategy

     We have not reported an operating profit for any fiscal year since our incorporation and have an accumulated deficit of $323.0 million at September 30, 2001. We expect to continue to incur net losses and these losses may be substantial. Due to our continuing substantial capital expenditures and product development, sales, marketing and administrative expenses, we will need to generate significant revenues to achieve profitability and positive cash flow. We cannot be sure that we will be able to generate such revenues or achieve profitability or positive cash flow. Even if we do achieve profitability and positive cash flow, we may not be able to sustain or increase profitability or cash flow on a quarterly or annual basis. Our ability to generate future revenues will depend on a number of factors, many of which are beyond our control. These factors include:

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

     .    evolving industry standards for DSL technologies; and

     .    government regulation.

   Because DSL deployments may utilize an alternative CPE solution, we may not be able to generate substantial sales of our products and our results of operations may be negatively impacted

     Even if telecommunications service providers broadly deploy DSL technologies, such deployments may move away from bridges and routers as the dominant CPE solution and utilize low-end USB modems or another solution where our products are not required or our market share is substantially smaller. In such an event, if we are unable to attain or increase our market share with respect to the alternative deployment solution, then the demand for our products may decrease, which would have a negative impact on our results of operations. In addition, even if we are able to participate in the market, the margins we realize in connection with any such alternative solution may be substantially less than the margins we currently realize. A significant decrease in our margins would have a negative impact on our results of operations.

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

  Because we rely on the technology of third parties, the loss of or inability to obtain the third party technology could result in increased costs or delays in the production or improvement of our products

     We currently license needed access to technology of third parties to develop and manufacture our products, including licenses from Advanced RISC Machines, MystiCom, Ltd, and Wind River Systems, Inc. If any of these third party providers were to change their product offerings or terminate our licenses, we would incur additional developmental costs and, perhaps, delays in production, or be forced to modify our existing or planned software product offerings. In addition, if the cost of any of these third party licenses or products significantly increases, we could suffer a resulting increase in costs or delays in our ability to manufacture our products or provide complete customer solutions and this could harm our results of operations. We cannot be sure that such third party licenses or substitutes will be available on commercially favorable terms.

  Because our customer base is concentrated, the loss of one or more of our customers may result in a loss of a significant amount of our revenues

     A relatively small number of customers account for a large percentage of our total revenues. We expect this trend to continue. Our business will be seriously harmed if we do not generate as much revenue as we expect from these customers, experience a loss of any of our significant customers or suffer a substantial reduction in orders from these customers. For the six months ended September 30, 2001, Ambit Microsystems and Siemens A.G. accounted for 57.9% and 15.4% of our total revenues, respectively. For the six months ended October 1, 2000, Westell Technologies accounted for 33.7% of our total revenues. However, due to our customers' inventory buildup in the second half of fiscal 2001, certain customers rescheduled or cancelled shipments in Asia and the U.S. and revised the shipment schedules of their remaining orders. Our future success depends in significant part upon the decision of our customers to continue to purchase products from us. Furthermore, it is possible that equipment manufacturers may design and develop internally, or acquire, their own semiconductor technology, rather than continue to purchase semiconductors from third parties like us. If we are not successful in maintaining relationships with key customers and winning new customers, sales of our products may decline. In addition, because a significant portion of our business has been and is expected to continue to be derived from orders placed by a limited number of large customers, variations in the timing of these orders can cause significant fluctuations in our operating results.

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

  Because our customers are not subject to binding agreements, we cannot be certain that we will sell any of our products

     Achieving a design win with a customer does not create a binding commitment from that customer to purchase our products. Rather, a design win is solely an expression of interest by potential customers in purchasing our products and is not supported by binding commitments of any nature. Accordingly, a customer can choose at any time to discontinue using our products in their designs or product development efforts. Even if our products are chosen to be incorporated into a customer's products, we still may not realize significant revenues from that customer if their products are not commercially successful. In the second half of fiscal year 2001 and the six months ended September 30, 2001, we rescheduled and/or cancelled semiconductor shipments that our customers had contractually agreed to receive and revised the shipment schedule of the remaining orders to a limited number of our customers in Asia and the U.S. Therefore, we cannot be sure that any design win will result in purchase orders for our products, or that these purchase orders will not be later canceled. Our inability to convert design wins into actual sales and any cancellation of a purchase order could have a negative impact on our financial condition and results of operations.

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

  Because most of our revenues have been and will be derived from a limited number of products, we may not be able to generate sufficient revenues to sustain our business if any of these products fail to gain market acceptance

     For the six months ended September 30, 2001, 96.1% of our semiconductor revenues were generated from sales of our Helium and Helium derivative products. For the six months ended October 1, 2000, 87.5% of our semiconductor revenues were generated from sales of our Helium products. We expect that a substantial portion of our total revenues will continue to be derived from our Helium and Beryllium product families. Therefore, broad market acceptance of these product families is critical to our success. We cannot be sure that our products will attain broad market acceptance. The failure of our products to achieve broad market acceptance could result in a decrease in our revenues, which would have a negative impact on our results of operations and financial condition.

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

  Because we are introducing industry standard compliant chip sets, we may be required to obtain licenses on adverse terms to sell industry standard compliant chip sets

     We have received correspondence, including a proposed licensing agreement, from Amati Corporation (which was acquired by Texas Instruments) stating that they believe that they own a number of patents that are required to be compliant with the American National Standards Institute, or ANSI, standard specification T1.413. This industry standard is based on the DMT line code. We have introduced products that we believe are compliant with this industry standard, and we may be required to obtain a license to these Amati patents. We are currently evaluating Amati's patents and proposed licensing terms. If these patents are valid and essential to the implementation of products that are compliant with this industry standard, then Amati may be required to offer us a license to use these patents on commercially reasonable, non-discriminatory terms. If these patents are valid, but not essential to the implementation of products that are compliant with this industry standard, and they apply to our products and we do not modify our products so they become non-infringing, then Amati would not be obligated to offer us a license on reasonable terms or at all. If we are not able to agree on license terms and as a result fail to obtain a required license, then we could be sued and potentially be liable for substantial monetary damages or have the sale of our products stopped by an injunction. We could also be subject to third parties claims similar to the Amati claim in the future.

  Because we have significant operations in countries outside of the U.S., we may be subject to political, economic and other conditions affecting such countries that could result in increased operating expenses and regulation of our products

     Significant portions of our operations occur outside the U.S. We have subsidiaries in the United Kingdom, Taiwan and Israel and sales offices in several other countries. These international operations are subject to a number of risks, including foreign currency exchange rate fluctuations; longer sales cycles; multiple, conflicting and changing governmental laws and regulations; protectionist laws and business practices that favor local competition; difficulties in collecting accounts receivable; and political and economic instability. In addition, in September 1999, Taiwan was affected by a significant earthquake. The risk of future earthquakes is significant due to the proximity of major earthquake fault lines in the area. Taiwan has also suffered from political unrest. Any future earthquakes, fire, flooding or other natural disasters, political unrest, labor strikes or work stoppages in Taiwan would likely result in the disruption of our operations at that facility. Further, we will be affected by the political, economic and military conditions affecting Israel. Major hostilities involving Israel, including current events, could significantly harm our business. Israel's economy has been subject to numerous destabilizing factors, including low foreign exchange reserves, fluctuations in world commodity prices, military conflicts and civil unrest. We cannot predict whether or in what manner these problems will be resolved. In addition, some of the officers and employees of Inverness Systems, our Israeli subsidiary, are currently obligated to perform annual reserve duty in the Israeli armed forces and are subject to being called to active duty at any time under emergency circumstances. We cannot assess or predict the full impact of these obligations on our workforce or business.

  Because we sell a significant portion of our products in countries other than the U.S., we may be subject to political, economic and other conditions affecting such countries that could result in decreased revenue for our products

     International revenues accounted for 94.5% our total revenues for the six months ended September 30, 2001, and 35.7% for the six months ended October 1, 2000. We expect that sales to our international customers will continue to account for a significant portion of our total revenues for at least the next 12 months. Accordingly, we are subject to the political, economic and other conditions affecting countries or jurisdictions other than the U.S., including Israel, Europe and Asia. Any interruption or curtailment of trade between the countries in which we operate and their present trading partners, change in exchange rates or a significant downturn in the political, economic or financial condition of these countries could cause demand for and revenue from our products to decrease, cause our costs of doing business to increase or subject us to increased regulation including future import and export restrictions.

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

The combined company could be subject to class action litigation due to stock price volatility, which, if it occurs, will distract management and result in substantial costs, and could result in judgments against the combined company

     In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. The combined company may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources, which could cause serious harm to the combined company's business, financial condition and results of operations.

  We may engage in future acquisitions that could dilute our stockholders' equity and harm our business, results of operations and financial condition

     As part of our business strategy, from time to time, we expect to review opportunities to acquire and may acquire other businesses or products that will complement our existing product offerings, augment our market coverage or enhance our technological capabilities. We may make acquisitions of businesses, products or technologies in the future. However, we cannot be sure that we will be able to locate additional suitable acquisition opportunities. Future acquisitions by us could result in the following, any of which could seriously harm our results of operations or the price of our stock:

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

     We believe our principal competitors include or will include Alcatel Microelectronics, Analog Devices, Broadcom, Centillium Communications, Mindspeed, Intel, Motorola and Texas Instruments. In addition, there have been a number of announcements by other semiconductor companies and smaller emerging companies that they intend to enter the market segments adjacent to or addressed by our products, including Intel and Texas Instruments as Helium and Lithium competitors, and Linux shareware as software competitor.

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

     Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. Our competitors may also independently develop similar technologies. Moreover, through our participation in various industry groups, we have entered into cross-licenses for intellectual property necessary for the implementation of certain types of standards-compliant products. Such cross-licenses may limit our ability to enforce our intellectual property rights against competitors.

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

     Virata has recently been apprised of a lawsuit filed in the Federal Republic of Germany by QPSX Europe GmbH ("QPSX") against Siemens A.G.("Siemens"), for infringement of a European patent that QPSX claims to have the right to enforce. Siemens is a licensee of Virata's wholly-owned subsidiary, Virata Israel (formerly Inverness Systems), with respect to certain software. The license agreement between Virata Israel and Siemens provides for the indemnification of Siemens against claims of infringement based on Siemens' use of Virata Israel's software. Virata is presently investigating the nature and scope of QPSX's claims and whether indemnification of Siemens is warranted. As yet, Virata has made no determination regarding indemnity and Siemens has not invoked any right of indemnity. QPSX has informed Virata that it believes the lawsuit has a litigation value estimated at

$54.6 million. Virata has made no determination of the value of the litigation. If Virata determines that indemnification of Siemens is appropriate, it intends to vigorously defend the QPSX lawsuit.

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

  Because our products and those of our customers are subject to government regulations, changes in current laws or regulations could cause sales of our products to decline

     The jurisdiction of the Federal Communications Commission, or FCC, extends to the entire U.S. communications industry, including our customers and their products and services that incorporate our products. Future FCC regulations affecting the U.S. communications services industry, our customers or our products may have a negative effect on our business. For example, FCC regulatory policies that affect the availability of data and Internet services may impede our customers' penetration into certain markets or affect the prices that they are able to charge. This scenario may cause sales of our products to decline. In addition, international regulatory bodies have introduced new regulations for the communications industry. Delays caused by our compliance with regulatory requirements may result in order cancellations or postponements of product purchases by our customers, which would have a negative impact on our results of operations and financial condition.

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

  Risk Factors Relating to the Proposed Merger with GlobeSpan

     In addition to the risks described above, which may also apply to GlobeSpan and, if the proposed merger is completed, the combined company, the risks described below relating to the proposed merger should be carefully considered.

  If the conditions to the merger are not met, the merger will not occur

     Specified conditions must be satisfied or waived in order to complete the merger. The conditions that must be satisfied or waived are described in detail in the Agreement and Plan of Merger, dated as of October 1, 2001. We cannot assure that each of the conditions will be satisfied. If the conditions are not satisfied or waived, the merger will not occur or will be delayed, and we may lose some or all of the intended benefits of the merger.

  We may not be able to obtain the required regulatory approvals for completion of the merger

We cannot complete the merger until we give notification and furnish information to the Federal Trade Commission and the Antitrust Division of the Department of Justice and observe a statutory waiting period requirement. We have filed together with GlobeSpan the required notification and report forms with the Federal Trade Commission and the Antitrust Division as of October 15, 2001. At any time before or after the effective time of the merger, the Federal Trade Commission, the Antitrust Division or any state or competition authority of another country could take any action under the applicable antitrust or competition laws as it deems necessary or desirable. Private parties may also institute legal actions under the antitrust laws under some circumstances. These actions could include seeking to enjoin the completion of the merger.

  Regulators may take action that could affect, delay or prohibit the merger or negatively effect the combined company and stockholders may not be able to change their vote in the event of any such action

     The statutory waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, has not expired and there can be no assurance that regulators will terminate or allow the waiting period to expire without seeking additional information, taking action to prohibit the merger or conditioning the merger on restrictions that would negatively impact the combined company. Any such action may have the effect of delaying, changing the terms of or preventing the merger. In addition, if the necessary stockholder approvals are obtained prior to any such regulatory action that could have an effect on the merger or the combined company, stockholders may not have the opportunity to re-vote or change their vote.

  Our stockholders will receive 1.02 shares of GlobeSpan common stock in exchange for each share of our common stock in the merger, regardless of changes in the relative market value of our common stock and GlobeSpan common stock

     Each share of our common stock will be exchanged for 1.02 shares of GlobeSpan common stock upon completion of the merger. This exchange ratio is a fixed number and the merger agreement does not contain any provision to adjust this ratio for changes in the market price of either our common stock or GlobeSpan common stock. Neither party is permitted to terminate the merger agreement solely because of changes in the market price of their own or the other party's common stock. Consequently, the specific dollar value of GlobeSpan common stock to be received by our stockholders will depend on the market value of GlobeSpan at the time of completion of the merger and may decrease from the date of the merger agreement or the approval by the stockholders. We cannot predict or give any assurances as to the market price of GlobeSpan common stock at any time before the merger or of the stock of the combined company after the merger. The prices of our common stock and the GlobeSpan common stock may vary because of factors such as:

     .    changes in the our business, operating results or prospects;

     .    changes in the business, operating results or prospects of GlobeSpan;

     .    actual or anticipated variations in quarterly results of operations;

     . market assessments of the likelihood that the merger will be completed;

     .    the timing of the completion of the merger;

     .    sales of our common stock or GlobeSpan common stock;

     .    additions or departures of key personnel;

     . announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

     .    conditions or trends in the telecommunications industry;

     . announcements of technological innovations or the discontinuation of products or services by made by us, by GlobeSpan, or our respective competitors or customers;

     .    changes in market valuations of other telecommunications companies;

     .    the prospects of post merger operations;

     .    regulatory considerations;

     .    general market and economic conditions.

     If the merger is successfully completed, the holders of our common stock will become holders of GlobeSpan common stock. GlobeSpan business differs from our business, and GlobeSpan's results of operations, as well as the practice of GlobeSpan common stock, may be effected by factors different than those affecting our results of operations and the price of our common stock.

  We may not achieve the potential benefits from the merger, which may have a material adverse effect on the combined company's business, financial and operating results

     We entered into the merger agreement with GlobeSpan with the expectation that the merger will result in benefits to the combined company arising out of the creation of the global provider of a broad range of integrated circuits and software for DSL applications to communications equipment manufacturers. To realize any benefits or synergies from the merger, the combined company will face the following post-merger challenges:

     .    combining product and service offerings effectively and efficiently;

     . retaining and assimilating the management, employees and sales forces of each company;

     . selling the existing product of each company for the other company's customers;

     . retaining existing customers, strategic partners and suppliers of each company;

     . developing new products that utilize the assets and resources of both companies;

     .    realizing expected cost savings and synergies for the merger; and

     . developing and maintaining consistent standards, controls, procedures, policies and information systems.

     If the combined company is not successful in addressing these and other challenges, then the benefits of the merger will not be realized and, as a result, the combined company's common stock may be adversely effected. Further, we cannot assure that the growth rate of the combined company will equal the historic growth rate we have experienced.

The market price of the combined company's common stock may decline as a result of the merger

     The market price of the combined company's common stock may decline as a result of the merger for a number of reasons, including if:

     . the integration of GlobeSpan and Virata is not completed in a timely and efficient manner;

     . the combined company does not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial or industry analysts;

     . the effect of the merger on the combined company's financial results is not consistent with the expectations of financial or industry analysts; or

     . significant stockholders of GlobeSpan and Virata decide to dispose of their shares following completion of the merger.

Our officers and directors have interests different from the interests of our stockholders that may have influenced them to support or approve the merger

     The directors and officers of GlobeSpan and Virata have entered into arrangements which may create interests in the merger that are different from, or in addition to, our stockholders' interests, including the following:

     . several of our non-employee directors hold stock options that will accelerate upon the merger;

     . some of our officers have employment agreements that provide for bonus payments in the event of a transaction such as the merger;

     . GlobeSpan has agreed that its board of directors will take all action necessary so that as of the effective time, the board of directors of GlobeSpan will consist of eight members, four of whom will be designated by GlobeSpan and four of whom will be designated by us;

     . we have agreed and GlobeSpan has entered into contracts providing that Armando Geday will serve as the combined company's president and chief executive officer and that Charles Cotton will serve as the combined company's executive chairman of the board for one year following the merger and non-executive chairman afterwards;

     . GlobeSpan has agreed to indemnify each present and former Virata officer and director against liabilities arising out of such person's services as an officer or director;

     . GlobeSpan will maintain officers' and directors' liability insurance to cover any such liabilities for the next six years; and

     . we have agreed to use commercially reasonable efforts to enter into new employment arrangements with specified key employees.

     For the above reasons, our directors and officers may have been more likely to support and recommend the approval of the merger agreement than if they did not hold these interests. Our stockholders should consider whether these interests may have influenced these directors and officers to support or recommend the merger.

  Uncertainty regarding the merger and the effects of the merger could cause our customers, strategic partners or key employees to delay or defer decisions

Our customers and strategic partners, in response to the announcement of the merger, may delay or defer decisions, which could have a material adverse effect on our business, regardless of whether the merger is ultimately completed. Similarly, our current and prospective employees may experience uncertainty about their future roles with the combined company, which may adversely affect our ability to attract and retain key management, sales, marketing and technical personnel. Further, if the merger is terminated and we seek another merger or business combination, there can be no assurance that we will be able to find a partner on terms similar to those provided for in the merger agreement. While the merger agreement is in effect, and subject to very narrowly defined exceptions, each party is prohibited from soliciting, initiating, encouraging or entering into certain extraordinary transactions, such as a merger, sale of assets or other business combination with any third party which may discourage any other strategic partner from making an offer to us superior to the proposed merger.

  Because the combined company will have larger revenues and operations, third parties, who have potential litigation claims against either us or GlobeSpan and have decided not to pursue those claims against the individual companies, may consider asserting those claims against the combined company

We believe that the combined company will have significantly greater revenues, operations in more countries and potentially more employees than either ourselves or GlobeSpan individually. As a result, it can be expected that some third parties who believe that they have claims against either GlobeSpan or us, but who chose not to assert those claims because of the size of the individual companies, may now believe that those claims against the larger combined company are advantageous.

ITEM 3 -- Quantitative and Qualitative Disclosures about Market Risk.

     The primary objective of Virata's investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will likely decline. To minimize this risk in the future, we maintain our portfolio of cash equivalents and marketable investments in a variety of securities, including commercial paper, money market funds, government and corporate debt securities and certificates of deposit. As of September 30, 2001, all of our marketable investments are government or corporate debt securities or high quality commercial paper. In addition, contract maturities of these securities were within two years as of September 30, 2001. See Note 4 of the "Notes to Condensed Consolidated Financial Statements".

     We also have investments in restricted shares of privately-held technology companies. These non-marketable shares are recorded at cost and are classified on the balance sheet as non-current assets. We do not hold these securities for speculative or trading purposes. We make investments in key business partners and other industry participants in order to establish important strategic relationships, expand existing relationships and achieve a return on our investment. These investments are inherently risky as the markets for the technologies or products these companies have under development are typically in the early stages and may never materialize. As such, we could lose our entire investment in these companies. As of September 30, 2001, the fair value of these investments was $8.8 million.

     We develop products in the United Kingdom, Israel and the U.S. and sell in North America, Asia, Israel and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions. A strengthening of the dollar could make our products less competitive in foreign markets, since all of our sales are currently made in U.S. dollars. Currently, we incur non-dollar denominated operating costs in Europe, Israel and Asia, as well as on net assets located in these geographies. On September 30, 2001, approximately 5.9% of our net assets were recorded in non-U.S. dollar currencies. We did not purchase or hold derivative financial instruments as of September 30, 2001.

Management believes that the market risk associated with Virata's market risk sensitive instruments as of September 30, 2001 is not significant.

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings.

   Virata is not currently a party to any material legal proceedings.

ITEM 2 - Changes In Securities and Use of Proceeds.

   None.


ITEM 3 - Defaults Upon Senior Securities.

   None.


ITEM 4 - Submission Of Matters To A Vote Of Security Holders.

   The Company held its Annual Meeting of Shareholders on August 21, 2001. At the meeting, the Company's stockholders approved the following matters:

   1. The election of three directors of the Company for three year terms or until their successor are duly elected and qualified.

                                    Votes For         Withheld
                                  -------------     ------------
      Martin Jackson               46,792,789        5,113,121
      Patrick Sayer                51,463,398          442,512
      Giuseppe Zocco               51,485,498          420,412



   2. The ratification of the selection of the firm of PricewaterhouseCoopers LLP to serve as independent auditors of the Company for the fiscal year ending March 31, 2002.

         Votes For         Votes Against         Withheld           Abstentions           Non-Votes
      -----------------    ---------------    ----------------    ----------------   --------------------
        51,088,435            808,248                0                 9,227                  0

   3. The Proposal to approve amendments to the Company's Amended and Restated 1999 Stock Incentive Plan to increase the aggregate number of shares of the common stock of the Company currently issuable under the plan from 15.6 million to 17.6 million shares, and provide for an automatic annual increase in the number of shares that may be issued under the plan.

         Votes For         Votes Against         Withheld           Abstentions           Non-Votes
      -----------------    ---------------    ----------------    ----------------   --------------------
        31,001,016           20,331,042              0                573,852                 0

ITEM 5 - Other Information.

   None.

ITEM 6 - Exhibits And Reports On Form 8-K.

Exhibits

Exhibit
-------
Number                               Description
------                               -----------

  3.1 Amended and Restated Certificate of Incorporation of Virata Corporation (incorporated by reference to the Registrant's Annual
            Report on Form 10-K for the fiscal year ended April 2, 2000) .......

  3.2 Certificate of Amendment of Amended and Restated Certificate of Incorporation of Virata Corporation (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended April 2, 2000) ...............................................

  3.3 Bylaws of Virata Corporation, as amended to date (incorporated by reference to the Registrant's Annual Report on Form 10-K for the
            fiscal year ended April 2, 2000) ...................................

  4.1       Specimen form of Virata Corporation's Common Stock Certificate
            (incorporated by reference to the 1999 Form S-1) ...................

  4.2 Form of Rights Agreement, dated as of May 2, 2001, between Virata Corporation and American Stock Transfer and Trust Company, as
            Rights Agent, which includes as Exhibit A the Form of Right Certificate, Form of Assignment and Form of Election to Purchase (incorporated by reference to the Registrant's Registration
            Statement on Form 8-K filed May 8, 2001) ...........................

  4.3 Form of Certificate of Designations of Series A Preferred Stock (incorporated by reference to the Registrant's Registration
            Statement on Form 8-K filed May 8, 2001) ...........................

 10.1       Amendment One to the Technology License Agreement between ARM
            Limited and Virata Ltd., dated as of January 5, 2001 (1) ...........

 10.2       Technology License Agreement between MystiCom Limited and Virata
            Ltd., dated as of December 22, 2000 (1) ............................

        (1) Confidential treatment has been requested for selected sections of this exhibit.


Reports on Form 8-K

     The Registrant filed two reports on Form 8-K during the three months ended September 30, 2001. Information regarding the items reported on is as follows:

     Filing Date        Item Reported On
     -----------        ----------------

     July 31, 2001      The Company announced its fiscal year 2002 first quarter
                        financial results for the period ended July 1, 2001.

     August 23, 2001    The Company disclosed information relating
                        to its understanding of the DSL market in Asia and to comment specifically on its position in the major markets in the region.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Virata Corporation



Date: November 14, 2001
                                        By: /s/ Charles Cotton
                                            -----------------------------
                                                 Charles Cotton
                                             Chief Executive Officer
                                          (Principal Executive Officer)

Date: November 14, 2001
                                        By: /s/ Andrew Vought
                                            ------------------------------
                                                  Andrew Vought
                                            Chief Financial Officer,
                                        Senior Vice President Finance and
                                          Administration and Secretary
                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
-------
Number                          Description
------                          -----------
  3.1    Amended and Restated Certificate of Incorporation of Virata
         Corporation (incorporated by reference to the Registrant's Annual
         Report on Form 10-K for the fiscal year ended April 2, 2000) ..................

  3.2    Certificate of Amendment of Amended and Restated Certificate of
         Incorporation of Virata Corporation (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended April 2, 2000) ..........................................................

  3.3    Bylaws of Virata Corporation, as amended to date (incorporated by reference to the Registrant's Annual Report on Form 10-K for the
         fiscal year ended April 2, 2000) ..............................................

  4.1    Specimen form of Virata Corporation's Common Stock Certificate
         (incorporated by reference to the 1999 Form S-1) ..............................

  4.2    Form of Rights Agreement, dated as of May 2, 2001, between Virata
         Corporation and American Stock Transfer and Trust Company, as
         Rights Agent, which includes as Exhibit A the Form of Right
         Certificate, Form of Assignment and Form of Election to Purchase
         (incorporated by reference to the Registrant's Registration
         Statement on Form 8-K filed May 8, 2001) ......................................

  4.3    Form of Certificate of Designations of Series A Preferred Stock
         (incorporated by reference to the Registrant's Registration
         Statement on Form 8-K filed May 8, 2001) ......................................

 10.1    Amendment One to the Technology License Agreement between ARM Limited and Virata Ltd., dated as of January 5, 2001 (1) ..............................

 10.2    Technology License Agreement between MystiCom Limited and Virata Ltd., dated as of December 22, 2000 (1) .............................................

     (1) Confidential treatment has been requested for selected sections of this exhibit.